Form 10-K
period 2019-12-31
Aprea Therapeutics, Inc.
filed 2020-03-27
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 001-39069

Aprea Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84- 2246769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

535 Boylston Street	02116
Boston, Massachusetts	(Zip code)
(Address of principal executive offices)

(617) 463-9385

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name Of exchange
Title of each class	Trading Symbol	on which registered:
Common stock, par value $0.001 per share	APRE	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒



Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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



There were 21,054,842 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 27, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Aprea Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development, commercialization, and market uptake of APR-246 and our other potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to future events, competitive dynamics, and healthcare, regulatory and scientific developments and depend on economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We caution you that forward-looking statements are not guarantees, or predictive, of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•	estimates of our expenses, capital requirements and our needs for additional financing;
•	the prospects of APR-246 and other product candidates, which are still in development;
•	outcome and results of ongoing or future preclinical studies and clinical trials of APR-246;
•	the design of our multiple clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
•	our expectations regarding the timing of data from our Phase 3 and additional clinical trials;
•	market acceptance or commercial success of APR-246 and the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community;
•	our expectations regarding competition, potential market size, the size of the patient populations for APR-246, if approved for commercial use, and market acceptance;
•	our ability to maintain regulatory approval of APR-246, and any related restrictions, limitations and/or warnings in the label of APR-246;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering APR-246;
•	potential claims relating to our intellectual property and third-party intellectual property;
•	the duration of our intellectual property estate that will provide protection for APR-246;
•	developments relating to our competitors and our industry;

•	our sales, marketing or distribution capabilities and our ability to commercialize APR-246, if we obtain regulatory approval;
•	current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of APR-246;
•	our expectations regarding the ability of our current contract manufacturing partners to produce APR-246 in the quantities and timeframe that we will require;
•	our expectations regarding our future costs of goods;
•	our ability to generate sufficient or positive preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials of APR-548;
•

business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from epidemic or pandemic disease outbreak, including those related to the novel coronavirus, COVID-19;

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

Any forward-looking statements that we make in this Annual Report on Form 10-K speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report on Form 10-K. You should also read carefully the factors described in the “Risk Factors” included in Part I, Item 1A of this Annual Report to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

This Form 10-K may include trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics that reactivate mutant p53 tumor suppressor protein. p53 is the protein expressed from the TP53 gene, the most commonly mutated gene in cancer. We believe that mutant p53 is an attractive therapeutic target due to the high incidence of p53 mutations across a range of cancer types and its involvement in key cellular activities such as apoptosis. Cancer patients with mutant p53 face a significantly inferior prognosis even when treated with the current standard of care, and a large unmet need for these patients remains. Our lead product candidate, APR-246, is a small molecule p53 reactivator that is in late-stage clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. APR-246 has received Breakthrough Therapy, Orphan Drug and Fast Track designations from the FDA for MDS, and Orphan Drug designation from the European Commission for MDS, AML and ovarian cancer, and we believe APR-246 will be a first-in-class therapy if approved by applicable regulators. We have commenced a pivotal Phase 3 trial of APR-246 with azacitidine for frontline treatment of TP53 mutant MDS. Our pivotal Phase 3 trial is supported by data from two ongoing Phase 1b/2 investigator-initiated trials, one in the U.S. and one in France, testing APR-246 with azacitidine as frontline treatment in TP53 mutant MDS and AML patients.

In the U.S. Phase 1b/2 trial, sponsored by Dr. David Sallman of the H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, we observed an objective response rate, or ORR, of 88% and a complete remission, or CR, rate of 59% in 41 response-evaluable MDS/AML patients treated with APR-246 and azacitidine, as of November 2019 and as presented at the 2019 American Society of Hematology (ASH) annual meeting. In MDS patients, the CR rate was 61%, with an additional 27% achieving non-CR responses. In AML patients, the CR rate was 50%, with an additional 38% achieving non-CR responses. In addition, 51% of evaluable MDS/AML patients were able to discontinue treatment in order to proceed to allogeneic hematopoietic stem cell transplantation, or allo-HCT. Allo-HCT is currently the only recognized therapy believed to increase the likelihood of long-term survival for TP53 mutant MDS and AML patients in remission. In the ongoing French Phase 1b/2 trial, sponsored by Groupe Francophone des Myelodysplasies, or GFM, under lead investigator Prof. Pierre Fenaux, we have observed an ORR of 66% and a CR rate of 53% in 38 response-evaluable patients treated with APR-246 and azacitidine, as of December 2019 and as presented and updated at the 2019 American Society of Hematology (ASH) annual meeting. In MDS patients, the CR rate was 59%, with an additional 15% achieving non-CR responses. In AML patients, the CR rate was 44%, with an additional 11% achieving non-CR responses. We expect a final CR endpoint from the French study in the first half of 2020.  We expect the results of our pivotal Phase 3 trial and the U.S. and French Phase 1b/2 trials will be submitted in support of marketing applications to the FDA and the European Medicines Agency, or EMA. In addition, we are conducting a Phase 2 trial of APR-246 with azacitidine for the post-allo-HCT maintenance treatment of TP53 mutant MDS/AML and a Phase 1/2 trial of APR-246 with venetoclax ± azacitidine for the treatment of frontline and relapsed/refractory AML. In the second half of 2020 we expect to commence enrollment in a clinical trial for the treatment of TP53 mutant non-Hodgkin lymphomas (NHL); and a clinical trial in relapsed/refractory gastric, bladder and non-small cell lung cancers. We are also developing a next-generation small molecule p53 reactivator, APR-548, for potential use in multiple hematologic malignancies and other oncologic indications, and expect to file an IND with the FDA in the first half of 2020. We have assembled a management team with extensive experience in the discovery, development and commercialization of novel oncology drugs to support our mission of developing p53-reactivating therapies for cancer patients.

Our lead programs are summarized below. We currently retain global development and commercialization rights to all of our product candidates:

(1)Investigator-initiated trial

(2)With or without azacitidine

We believe that targeting p53 and thereby reactivating key intrinsic cellular functions has the potential to significantly impact patients’ lives and treatment strategies for a wide variety of cancers. p53 is a tumor suppressor protein that in its normal state functions to sense DNA damage and induce cell cycle arrest, DNA damage repair, senescence and cellular apoptosis. Mutant p53 is an attractive target because it is widely mutated across hematologic and solid tumors and is associated with an aggressive clinical and molecular phenotype. In preclinical studies and clinical trials, mutations in p53 and the apoptotic pathway have been shown to play a key role in cancer genesis, proliferation and resistance to currently marketed therapeutic agents. Many approved and clinical stage oncology drugs are more effective with a functional p53 pathway. Our approach is to restore normal function to p53, thereby re-enabling a cell’s ability to undergo apoptosis. Accordingly, we believe that by targeting p53, our drug candidates may enhance the ability of other anti-cancer therapies to induce cancer cell death. In addition, we believe that our approach may counteract resistance mechanisms that characterize many of the most aggressive cancers. Although we have observed single agent activity in preclinical testing of APR-246, our current clinical program is focused on combination therapy based on the strong additive or synergistic effects we have observed in combination with multiple conventional chemotherapeutic drugs, DNA hypomethylating agents, or HMAs, inhibitors of anti-apoptotic proteins and immuno-oncology checkpoint blockade agents.

Our lead product candidate, APR-246, is a small molecule that has demonstrated reactivation of mutant p53 in clinical trials. Promising clinical data support the application of APR-246 across a variety of hematologic malignancies and other oncologic indications. APR-246 is a pro-drug that is administered intravenously and forms the active moiety, 2-methylene-quinuclidin-3-one, or MQ, under physiological conditions. APR-246 has been shown to induce apoptosis in cancer cells with mutant p53 in Phase 1/2 trials. We believe the mechanism of action and current adverse event profile of APR-246 may provide the basis for its combination with both conventional and novel therapies, such as targeted therapies, chemotherapy, radiotherapy and immuno-therapy. APR-246 has received Breakthrough Therapy, Orphan Drug and Fast Track designations from the FDA for MDS, and Orphan Drug designation from the European Commission for MDS, AML and ovarian cancer. We recently secured eprenetapopt as the international nonproprietary name for APR-246.

We are conducting, supporting and planning multiple clinical trials of APR-246:

•

Pivotal Phase 3 MDS Trial—We are currently enrolling a pivotal Phase 3 randomized, controlled trial evaluating APR-246 with azacitidine as frontline therapy in HMA-naïve TP53 mutant MDS patients. The trial has a target enrollment of 154 patients randomized in a 1:1 ratio to either the azacitidine control arm or to the APR-246 + azacitidine experimental arm, with a primary endpoint of CR rate. The first patient was enrolled in January 2019 and we had anticipated full enrollment in our Phase 3 trial in the first quarter of 2020 and top-line data from this trial in the second half of 2020. We have observed a recent decrease in both patient screening and patient enrollment as a result of the recent coronavirus (COVID-19) pandemic. Together with our investigators and clinical sites, we are assessing the potential impact of the coronavirus pandemic on enrollment and the ability to maintain patients enrolled in this trial, and the corresponding impact on the timing of the completion of the trial and subsequent availability of top-line data.

•

U.S. Phase 1b/2 MDS/AML Trial—We are supporting an investigator-initiated Phase 1b/2 single-arm, open-label trial in the United States, sponsored by Dr. David Sallman of the H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, evaluating APR-246 with azacitidine as frontline therapy in HMA-naïve patients with TP53 mutant MDS or AML. We are collaborating with Moffitt on this trial by supplying APR-246, in addition to providing financial support. The primary endpoint of the trial is CR rate and enrollment was completed with 55 patients. The regimen achieved an ORR of 88% and a CR rate of 59% in 41 response-evaluable patients as of November 2019. In MDS patients, the CR rate was 61%, with an additional 27% achieving non-CR responses. In AML patients, the CR rate was 50%, with an additional 38% achieving non-CR responses. In addition, 51% of evaluable MDS/AML patients were able to discontinue treatment in order to proceed to allo-HCT. With a median follow-up of 10.8 months, the median duration of response was 8.0 months (95% confidence interval: 6.5 – 11.2 months). The median duration of CR was 7.3 months (95% confidence interval: 7.3 – not estimable months) in MDS patients and 7.0 months (95% confidence interval: 3.3 – not estimable months) in AML patients. By intention to treat analysis, median OS was 10.8 months (95% confidence interval: 8.1 − 13.4 months) with significantly prolonged OS of 13.7 months (95% confidence interval: 10.8 – 16.5 months) in responding patients versus 3.9 months (95% confidence interval: 1.9 – 6.0 months) in non-responding patients (p < 0.0001). Analysis of peer-reviewed published data in TP53 mutant MDS and AML suggests frontline azacitidine monotherapy provides an ORR of 40-50% for AML, CR rates of approximately 20% and median OS of 7-8 months.

•

French Phase 1b/2 MDS/AML Trial—We are supporting a parallel investigator-initiated Phase 1b/2 single-arm, open-label trial in France, sponsored by Groupe Francophone des Myelodysplasies, or GFM, under lead investigator Prof. Pierre Fenaux, evaluating APR-246 with azacitidine as frontline therapy in HMA-naïve patients with TP53 mutant MDS or AML. We are collaborating with GFM on this trial by supplying APR-246, in addition to providing financial support. The primary endpoint of the trial is CR rate and enrollment has completed with 53 patients. As of December 2019, the regimen has achieved an ORR of 66% and CR rate of 53% in 38 response-evaluable patients. In MDS patients, the CR rate was 59%, with an additional 15% achieving non-CR responses. In AML patients, the CR rate was 44%, with an additional 11% achieving non-CR responses. Top-line results on the CR rate primary endpoint are expected in the first half of 2020. Responding patients who proceed to allo-HCT are eligible to continue receiving APR-246 with azacitidine as post-transplant maintenance therapy.

•

Phase 2 MDS/AML Post-Transplant Trial—We are currently enrolling our single-arm, open-label Phase 2 trial evaluating APR-246 with azacitidine as post-transplant maintenance therapy in TP53 mutant MDS and AML patients who have received allo-HCT. The primary endpoint is relapse-free survival at 12 months. Target enrollment is 31 patients and we had anticipated full enrollment in the first half of 2020.

Together with our investigators and clinical sites, we are assessing the potential impact of the coronavirus pandemic on enrollment and the ability to maintain patients enrolled in this trial. Analysis of the historical, peer-reviewed published data in TP53 mutant MDS and AML patients who undergo bone marrow transplant suggests that TP53 mutation is associated with a 4-fold increased risk of death following transplantation and a 1-year relapse-free survival of only 30%.

•

Phase 1 AML Trial—Based on in vitro data evidencing synergistic activity between APR-246 and a Bcl-2 inhibitor, we are conducting a Phase 1 clinical trial in frontline and relapsed/refractory TP53 mutant AML assessing APR-246 with venetoclax with or without azacitidine. The primary endpoint is the composite rate of CR and CR with incomplete hematologic recovery, or CRi. Together with our investigators and clinical sites, we are assessing the potential impact of the coronavirus pandemic on enrollment and the ability to maintain patients enrolled in this trial. Analysis of the peer-reviewed published data in TP53 mutant AML patients suggests that the regimen of venetoclax with azacitidine provides CR/CRi of 45-50% and median OS of 6-7 months.

•

Phase 1/2 NHL Trial—As further assessment of APR-246 in hematological malignancies, we have designed and plan to conduct a Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) and mantle cell lymphoma (MCL) assessing APR-246 with venetoclax and rituximab, and APR-246 with ibrutinib. We are targeting the first patient to be enrolled in the second half of 2020.

•

Phase 1/2 Solid Tumor Trial—Based on in vitro data evidencing synergistic activity between APR-246 and immuno-therapy agents including anti-PD-1 antibody, we have designed and plan to conduct a  Phase 1/2 clinical trials in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing APR-246 with anti-PD-1 therapy. We are targeting the first patient to be enrolled in the second half of 2020.

Our second product candidate, APR-548, is a next-generation p53 reactivator with the potential for oral administration. APR-548 is a unique analog of APR-246 and therefore a pro-drug of MQ. APR-548 exhibits high oral bioavailability in preclinical testing and is being developed in an oral dosage form. We are currently conducting Investigational New Drug, or IND, enabling preclinical studies of APR-548 and are targeting submission of an IND in the first half of 2020.

We have assembled an outstanding team, which includes world-class scientific and clinical oncology leaders, to execute on our mission to create novel p53-reactivating therapies to help patients suffering with cancer. Together with our board of directors, our scientific founders and members of our management team have significant experience in drug discovery and development and finance. Collectively, we believe our team’s strong capabilities position us to build a leading biotech company focused on developing novel cancer therapies to address the significant unmet medical need of patients with p53 mutant malignancies, for whom there are limited effective therapeutic options.

Our strategy

Our mission is to be the leading player in the development and commercialization of p53-targeted cancer therapies. The key elements of our strategy are to:

•

Rapidly develop and commercialize our lead mutant p53 reactivator, APR-246, in frontline combination therapy for TP53 mutant MDS. We are currently advancing APR‑246 with azacitidine through Phase 3 clinical development in TP53 mutant MDS. We are initially targeting frontline TP53 mutant MDS, where there are few approved therapies, no approved p53‑targeted therapies and a continued high unmet medical need. We believe the data generated to date support compelling clinical activity in this underserved patient population.

•

Expand the clinical opportunity for APR-246 by pursuing development of combination therapy for post-transplant maintenance in TP53 mutant MDS and AML. Allo‑HCT is currently considered the only curative option for patients with TP53 mutant MDS/AML, and even with transplantation the outcomes for these patients remain poor. We are currently advancing APR‑246 as post‑transplant maintenance therapy in TP53 mutant MDS and AML in the French Phase 1b/2 MDS/AML Trial and our Phase 2 MDS/AML

Post‑Transplant Trial. We believe that this approach may offer an opportunity to quickly expand the commercial potential of APR‑246.
•

Rapidly develop APR-246 for frontline and relapsed/refractory TP53 mutant AML.    We are currently advancing the clinical development of APR‑246 in frontline TP53 mutant AML through the U.S. Phase 1b/2 MDS/AML Trial and the French Phase 1b/2 MDS/AML Trial. While these frontline trials are evaluating APR‑246 with azacitidine, we are also evaluating APR-246 with venetoclax with or without azacitidine in both frontline and relapsed/refractory AML patients. We believe that the treatment of these patients may offer an opportunity to significantly expand the commercial potential of APR‑246.

•

Advance our next-generation p53 reactivator, APR-548.    We are developing a next‑generation small molecule p53 reactivator with the potential to be delivered in an oral dosage form. We intend to initially develop APR‑548 in TP53 mutant MDS/AML. We believe that an oral p53‑reactivating drug will improve patient convenience and compliance, if approved, including for patients receiving prolonged therapy in the maintenance setting.

•

Explore additional oncology indications for APR-246 and APR-548.    We are evaluating combination treatment with our product candidates in additional hematologic and solid tumor indications where mutant and dysfunctional p53 is a driver of disease. We have preclinical models that show synergistic effects of APR‑246 with a variety of anti‑cancer agents including multiple conventional chemotherapeutic drugs, HMAs, inhibitors of anti‑apoptotic proteins and immuno‑oncology checkpoint blockade agents. Based on our preclinical data, we believe there is potential to expand APR‑246 and APR‑548 into additional oncological indications.

•

Maximize the commercial opportunity of our product candidates across global markets.    We currently retain worldwide development and commercialization rights to all our product candidates. We intend to retain commercial rights to our product candidates in the United States and may elect to build a focused commercial oncology organization to market any of our product candidates that are approved. Outside of the United States, we may elect to selectively evaluate strategic partnership opportunities for our product candidates with partners whose development and commercial capabilities complement our own.

Our approach

Background on p53, a key tumor suppressor protein

TP53 is the most widely mutated gene in human cancers. Since its discovery in 1979, p53 has been extensively studied by researchers and the pharmaceutical industry due to its central role in preventing the initiation and progression of liquid and solid tumors. p53 has long been referred to as “the guardian of the genome” because it is the body’s first line of cellular defense against cancers. Among its multiple biologic functions, p53 regulates a variety of tumor suppressive responses including cell cycle arrest, DNA repair, apoptosis, and senescence.

p53 is activated when DNA damage is detected and when oxidative or other cellular stresses exceed thresholds for normal cellular function. The result of p53 activation is to facilitate the repair of the cell or trigger killing of the damaged cell, through a process known as apoptosis, before it can become cancerous and replicate. Given that the mutational status of p53 in a tumor has a strong impact on sensitivity to commonly used anti‑cancer drugs and radiotherapy, p53 is important both as clinical marker and as a novel therapeutic target. Importantly, mutations in p53 not only diminish tumor suppression function but also often lead to the acquisition of new pro‑tumor functions.

To date, more than 25,000 unique TP53 mutations have been reported and thus a key challenge in the development of p53‑targeted therapies is the vast number of mutations that compromise tumor suppression activity. Incidence of TP53 mutations increases after treatment with chemotherapy or radiation. The most common of these are missense mutations, involving the site‑specific exchange of one amino acid for another, and account for 75% of all p53 mutations; however, even the six most frequently mutated “hotspot” missense mutations in p53 collectively represent only ~30% of all missense mutations. Therefore, we believe that a therapeutic agent that targets a small subset of TP53 mutations would be of limited benefit. To circumvent these challenges, previous drug development efforts have primarily focused on gene therapy delivery of wild type p53 or drugs that disrupt interaction with proteins that control p53 activation and abundance. We believe the more effective approach is our direct conformational reactivation of mutant p53 and restoration of wild‑type structure and activity, independent of the type of mutation.

Our approach to re-activating p53

One of the most attractive features of apoptosis activation as a cancer therapy is its potential to induce tumor regression rather than to simply stop tumor growth. However, pro‑apoptotic agents that cannot discriminate between malignant and normal cells carry a significant risk of side effects. This is an important issue with traditional cancer treatments: radiotherapy and chemotherapy induce apoptosis only as a secondary effect of the cellular damage they induce. These treatments affect most proliferating cells without distinction between malignant or normal cells. Our product candidates, in contrast, are designed to reactivate mutant, non‑functional p53 to restore normal apoptotic functions in cancer cells without triggering apoptosis in normal cells, thereby selectively enhancing the effects of other chemotherapy drugs in malignant cancer cells with mutant p53.

APR‑246 and the MQ, have been extensively studied. MQ‑modified mutant p53 protein has been shown to induce significant levels of apoptosis, indicating that covalent binding of MQ activates mutant p53 and induces a p53‑dependent apoptotic response. Experiments by our founders looking directly at the conformational state of p53 protein in cells have confirmed that binding of MQ stabilizes mutant p53 in the functional, wild type conformation. Structural biology studies performed by our collaborators have produced the first‑ever crystal structures of several single‑site missense mutant p53 forms bound to DNA. These structures confirm both the sites of MQ binding to mutant p53 and the stabilization of mutant p53 by MQ in the wild type conformation. Reactivation of mutant p53 via stabilization of the properly folded wild type conformation is the key step in our product candidates’ mechanism of action. The following diagram illustrates this mechanism.

In in vitro and in vivo experiments, our lead p53 re‑activating product candidate, APR‑246, via MQ, impaired tumor cells’ capacity to respond to oxidative stress. In parallel to binding mutant p53, and as published by Liu et al, Nat Commun, 2017, 14844, MQ depletes intracellular glutathione, or GSH, and induces reactive oxygen species, or ROS. Furthermore, as published in Peng et al, Cell Death Dis, 2013, e881, MQ has been shown to inhibit the reductase activities of the redox enzyme thioredoxin reductase, or TrxR1, and convert the enzyme to a dedicated oxidase, thereby increasing levels of ROS. Additional results reported in Haffo et al, Sci. Reports, 2018, 12671, have demonstrated MQ inhibition of thioredoxin, or Trx1, and glutaredoxin, or Grx1, which further augment oxidative stress, and ribonucleotide reductase, or RNR, which decreases the cell’s ability to repair damaged DNA. These effects on the cellular redox system, illustrated in the following diagram, may contribute to the anticancer activity of APR‑246 as well as the selectivity for effects on cancer cells versus healthy normal cells. Malignant cells have higher levels of ROS than healthy cells and are thus more susceptible to increased stress that can trigger pro‑apoptotic responses. MQ‑induced oxidative stress is therefore an important secondary feature of the mechanism of action.

Cell fate is a function of the extent and severity of cellular stresses, such as oxidative stress and DNA damage. A network of proteins translates information about cellular stress into biochemical signals and relays this information back to p53, the center of the network. p53 integrates these biochemical signals and becomes activated to initiate cell cycle arrest. When cellular stress and damage are sufficiently high, such as with chemotherapy, p53 initiates apoptosis. MQ restores the ability of a cell to respond to oxidative stress and DNA damage via reactivation of mutant p53 and induces heightened oxidative stress signals to which reactivated p53 can respond. The overlap of these features of the mechanism of action may in turn provide more efficient induction of apoptosis.

Market opportunity for p53 re-activating product candidates

We believe there is a significant market opportunity for therapies targeting mutant p53 because these mutations occur in more than half of all tumors and confer an inferior prognosis relative to patients with wild type p53. Preclinical anti‑tumor activity has been observed with APR‑246 in a wide variety of hematological and solid tumor models and cell lines as reviewed and referenced in Perdrix et al, Cancer 2017, 9, 172. Given the importance of p53 mutations as disease‑driver mutations, the sensitivity of hematopoietic cells to oxidative stress and continued unmet medical need, we are initially focused in our clinical development on hematological malignancies, MDS and AML, with TP53 mutations.

Myelodysplastic syndromes—disease background and opportunity

MDS is a collection of bone marrow disorders in which malignant hematopoietic cells prevent production of healthy, mature blood cells. Low blood cell counts, called cytopenias, are a hallmark feature of MDS and are a principal cause of morbidity and mortality from infection and bleeding. MDS can develop de novo or may arise secondary to chemotherapy or radiation treatment for a different, prior malignancy or following an antecedent hematological disorder. Treatment‑related MDS is associated with increased complex chromosomal abnormalities and carries a worse prognosis than de novo MDS. As of 2019, there are an estimated 200,000 MDS patients worldwide, with 68,000 of these in the United States and 69,000 MDS patients across the five major markets of the European Union and Japan. Globally, MDS prevalence is expected to increase 2‑3% annually in mature markets and 3‑4% annually in emerging markets as populations age. MDS predominantly affects older adults, with approximately 75% of patients aged 60 years or older at diagnosis. Around 30% of patients diagnosed with MDS will progress to AML, with the rate being higher for patients with more advanced disease.

MDS patients are segmented into different risk groups according the number of cytopenias, bone marrow blast percentage, and cytogenetic abnormalities. The presence of three or more coincident structural genetic abnormalities is classified as a complex karyotype, which correlates with poor prognosis, low response to intensive chemotherapy, high rate of relapse and inferior survival. Mutations in TP53 occur in approximately 20% of patients with de novo MDS and in more than 30% of patients with therapy‑related MDS who develop disease secondary to chemotherapy or radiation treatment for other cancers. Sequencing of a panel of commonly mutated genes, including TP53, is standard practice in the diagnosis of MDS.

Historically, treatment response rates in TP53 mutant MDS patients have been poor regardless of therapy. Treatment with azacitidine is the standard of care for frontline therapy in TP53 mutant MDS, with ORR of 40‑45%, a CR rate of 20% or less and median OS of approximately 7‑8 months. There are no established curative pharmacologic therapies for MDS. Allo‑HCT is currently the only recognized therapy believed to increase the likelihood of long term survival for TP53 mutant MDS patients; however, many patients are not candidates for allo‑HCT due to lack of sufficient clinical response to initial therapy, advanced age, comorbidities or lack of a suitable donor. Unfortunately, even for those TP53 mutant MDS patients who receive allo‑HCT, the post‑transplantation prognosis is poor: TP53 mutations are associated with a 4‑fold increased risk of death and 1‑year relapse-free survival of only 30% following transplantation.

Given the poor prognosis for patients with TP53 mutant MDS there is a significant need for more effective therapies in this population, particularly if such treatments have a favorable safety profile,  a mechanism of action that targets mutant p53 directly, and may be used in combination with existing or future treatment options.

Acute myeloid leukemia—disease background and opportunity

AML is the most common form of adult leukemia, with the highest incidence in patients aged 60 years and older. AML is characterized by proliferation of abnormal immature white blood cells which, like MDS, impairs production of normal blood cells. AML can develop de novo or may arise secondary to progression of other hematologic disorders or from chemotherapy or radiation treatment for a different, prior malignancy; secondary AML carries a worse prognosis than de novo AML. As of 2019, there are an estimated 213,000 AML patients worldwide, with 37,000 of these in the United States and 41,000 across the five major European Union markets and Japan. Globally, AML prevalence is expected to increase approximately 1-2% annually in mature markets and 2-3% in emerging markets.

AML patients are segmented into different risk groups according to cytogenetic abnormalities. The presence of three or more coincident structural genetic abnormalities is classified as a complex karyotype, which correlates with adverse prognosis, low response to intensive chemotherapy, high rate of relapse and inferior survival. Mutations in TP53 occur in approximately 20% of patients with newly diagnosed AML, more than 30% of patients with therapy-related AML and approximately 70-80% of patients with complex karyotype. Sequencing of a panel of commonly mutated genes, including TP53, is standard practice in the diagnosis of AML.

Historically, treatment response rates in TP53 mutant AML patients have been poor regardless of therapy. Treatment with azacitidine is the standard of care therapy for frontline therapy in TP53 mutant AML, with 40-50% ORR, 10-20% CR rate and OS of 7-8 months. Treatment of relapsed/refractory AML with venetoclax and azacitidine provides 40-50% ORR and OS of ~7 months. Similar to MDS, allo-HCT is currently the only recognized therapy believed to increase the likelihood of long term survival for TP53 mutant AML patients; however, many patients are not candidates for allo-HCT due to lack of sufficient clinical response to therapy, advanced age, comorbidities or lack of a suitable donor. Unfortunately, even for those TP53 mutant AML patients who receive allo-HCT, the post-transplantation prognosis is poor: TP53 mutations are associated with a 4-fold increased risk of death and 1-year relapse-free survival of only 30% following transplantation.

Given the poor prognosis for patients with TP53 mutant AML there is a significant need for more effective therapies in this population, particularly if such treatments have a favorable safety profile, a mechanism of action that targets mutant p53 directly, and may be used in combination with existing or future treatment options.

Chronic lymphocytic leukemia—disease background and opportunity

Chronic lymphocytic leukemia (CLL) is one of the most common types of B-cell non-Hodgkin lymphoma (NHL), characterized by a progressive accumulation of functionally incompetent monoclonal lymphocytes. As of 2017, the estimated prevalence of CLL was approximately 205,000 in the United States and approximately 180,000 across the five major European Union markets and Japan.

CLL is associated with a highly heterogeneous disease course that is partly explained by the diverse genetic aberrations identified in CLL patients. Deletions in chromosome 17p [del(17p)] and TP53 mutations belong to the strongest prognostic and predictive markers guiding treatment decisions in CLL. Del(17p) results in loss of one copy of the TP53 gene and is often accompanied by mutation in the remaining TP53 gene copy. TP53 mutation occurs in approximately 25% of CLL and up to approximately 85% of del(17p) CLL. TP53 mutant CLL and del(17p) CLL are associated with markedly decreased survival and impaired response to chemoimmunotherapy. Recently, new targeted therapies have become available for the treatment of del(17p) CLL, including the Bruton tyrosine kinase (BTK) inhibitor, ibrutinib, and the Bcl-2 inhibitor, venetoclax. In R/R del(17p) CLL patients, ibrutinib has been reported to achieve 85% ORR and 11% CR/CRi, with an estimated PFS and OS at 24 months of 65% and 77%, respectively. In R/R del(17p) CLL patients, venetoclax has been reported to achieve 77% ORR and 20% CR/CRi, with an estimated PFS and OS at 24 months of 54% and 73%, respectively. Patients treated with venetoclax who had received ibrutinib in a prior line of therapy achieved 63% ORR and 13% CR/CRi, with a 24-month PFS and OS of 50% and 55%, respectively. Although these newer therapeutic options have improved outcomes for patients with TP53 mutant / del(17p) R/R CLL, the data indicate that many patients will ultimately relapse and die from their disease.

Mantle cell lymphoma—disease background and opportunity

Mantle cell lymphoma (MCL) is an aggressive form of NHL that accounts for approximately 6% of all NHL cases. It is characterized by accumulation of malignant B lymphocytes in the outer edge, or mantle zone, of lymph node follicles. As of 2017, the estimated prevalence of MCL was approximately 16,000 in the United States and approximately 16,000 across the five major European Union markets and Japan.

There are two major variants of MCL, known as classical and leukemic non-nodal (L-NN). Classical nodal MCL, accounting for 80-90% of cases, affects the lymph nodes and extra nodal sites. In contrast, L-NN MCL involves the bone marrow, peripheral blood and spleen. Of these, classical MCL is the more aggressive disease. Like CLL, del(17p) and TP53 mutation are the most frequent findings in MCL. TP53 mutations occur in approximately 20% of cases and are associated with poor prognosis and resistance to first-line and later-line regimens. Ibrutinib is a preferred treatment option for R/R MCL patients but response rates and outcomes are significantly inferior for TP53 mutant versus TP53 wild-type: 55% vs 70% ORR; 0% vs 25% CR; 4.0 months vs 12.0 months PFS; and 10.3 months vs 33.6 months OS. Patients who are refractory to, or relapse after treatment with, ibrutinib have limited treatment options. Venetoclax treatment of patients having R/R MCL following ibrutinib is being tested; available data show 53% ORR, 18% CR, median PFS of 3.2 months and median OS of 9.4 months; however, analysis of TP53 mutant versus wild-type has not been reported. Although these newer therapeutic options have improved outcomes for patients with TP53 mutant / del(17p) R/R MCL, the data indicate that many patients will ultimately relapse and die from their disease.

Gastric cancer—disease background and opportunity

Gastric cancer includes cancers of the stomach and gastroesophageal junction. It is the fifth most common cancer worldwide and the third leading cause of cancer-related death. In 2020, the estimated prevalence of gastric cancer is approximately 45,000 in the United States, approximately 90,000 in the five major European Union markets and approximately 350,000 in Japan.

Gastric cancer is typically detected at an advanced stage. TP53 mutation occurs in approximately 35%-55% of gastric cancers. Disease progression after first-line chemotherapy is common. Therapeutic options are limited for patients whose disease progresses after two or more lines of treatment. The humanized anti-PD-1 monoclonal antibody, pembrolizumab, is approved by the US FDA for the treatment of patients with recurrent gastric cancer after two or more prior lines of therapy, including fluoropyrimidine- and platinum-containing chemotherapy and, if appropriate, HER2/new-targeted therapy, and whose tumors express PD-L1. In patients with PD-L1 positive tumors who had received two prior lines of therapy, pembrolizumab achieved 22.7% ORR, 2.7% CR, and a median duration of response of 8.1 months.

Bladder cancer—disease background and opportunity

Bladder cancer is a common cancer worldwide and is more common in men than in women. In 2018, the estimated prevalence of bladder cancer was approximately 275,000 in the United States, approximately 370,000 in the five major European Union markets and approximately 120,000 in Japan.

TP53 mutation occurs in approximately 50% of bladder cancer cases. First-line treatment with platinum agents is standard of care; however, few therapeutic options exist for second-line treatment of patients with platinum-refractory bladder cancer. The humanized anti-PD-1 monoclonal antibody, pembrolizumab, is approved by the US FDA for the treatment of locally advanced or metastatic, PD-L1 positive bladder cancer who are not eligible for cisplatin-containing chemotherapy; in patients who are not eligible for any platinum-containing chemotherapy, regardless of PD-L1 status; and in patients who have disease progression during or following platinum-containing chemotherapy. In eligible patients, pembrolizumab achieved 21.1% ORR, 9.3% CR, and median OS of 10.3 months.

Non-small cell lung cancer—disease background and opportunity

Lung cancer is the most common cancer worldwide and the leading cause of cancer-related death. Non-small cell lung cancer (NSCLC) is the most common type of lung cancer, accounting for 84% of all lung cancer diagnoses. In 2019, the estimated prevalence of NSCLC was approximately 312,000 in the United States, 194,000 in the five major European Union markets and approximately 312,000 in Japan.

TP53 mutation occurs in up to 80% of NSCLC cases. The humanized anti-PD-1 monoclonal antibody, pembrolizumab, is approved by the US FDA as a single agent in NSCLC for the first-line treatment of PD-L1 positive metastatic disease or in patients who have progressive disease during or following platinum-containing chemotherapy. As first-line treatment of eligible patients with high PD-L1 expression, pembrolizumab achieved 45% ORR, 4% CR, and median OS of 30 months. In patients with previously treated NSCLC, pembrolizumab achieved 19% ORR, 0% CR and median OS of 12.7 months. Treatment options are limited for patients whose disease is R/R to prior anti-PD-1 therapy.

Our lead product candidate, APR-246

Our lead product candidate, APR‑246, is a small molecule that has demonstrated reactivation of mutant p53 in both clinical trials and preclinical studies. Promising clinical and preclinical data support the application of APR‑246 across a variety of hematologic malignancies and other oncologic indications. Based on its mechanism of action of p53 reactivation and the complementary increase in oxidative stress, as well as its established synergy with anti‑cancer agents as evidenced in preclinical studies, APR‑246 treatment may be effective in a broad range of clinical settings.

Clinical trials of APR-246 in hematologic malignancies

We are currently evaluating APR‑246 with azacitidine for the treatment of TP53 mutant MDS and/or AML patients in 5 clinical trials, including frontline therapy, relapsed/refractory, or R/R, therapy and post‑allo‑HCT maintenance therapy. We plan to initiate an additional trial in the second half of 2020 to evaluate APR‑246 with venetoclax and rituximab, and APR-246 with ibrutinib in R/R NHL, including CLL and MCL.

The Pivotal Phase 3 MDS Trial

Our pivotal Phase 3 trial commenced enrollment in January 2019. Patients are randomized in a 1:1 ratio to either the azacitidine control arm or to the APR‑246 + azacitidine test arm. The primary endpoint is CR rate with secondary endpoints including ORR, duration of response, progression‑free survival, or PFS, leukemia‑free survival, or LFS, OS, and proportion transitioning to allo‑HCT. Serious adverse events, regardless of causality, reported in more than one patient as of March  18, 2020 were: febrile neutropenia (21%), pyrexia (8%), lung infection (7%), muscle weakness (5%), confusional state (3%), pneumonia (3%), respiratory failure (3%), sepsis (3%), cellulitis (2%), acute febrile neutrophilic dermatosis (2%), acute kidney injury (2%), acute respiratory distress syndrome (2%), cardiac failure (2%), dyspnea (2%), encephalopathy (2%), hypotension (2%), hypoxia (2%), pericarditis (2%), thrombocytopenia (2%), pneumonitis (2%), urinary tract infection (2%). There have been two deaths resulting from respiratory failure in patients receiving both APR‑246 and azacitidine and reported by an investigator as possibly related to both study drugs. There has been one death resulting from acute cardiac failure in a patient receiving both APR-246 and azacitidine and reported by an investigator as possibly related to APR-246, and one death resulting from pneumonitis in a patient receiving azacitidine monotherapy and reported by an investigator as possibly related. The target enrollment is 154 patients and we had anticipated completing enrollment in the first quarter of 2020 and top‑line CR data in the second half of 2020. We have observed a recent decrease in both patient screening and patient enrollment as a result of the recent coronavirus (COVID-19) pandemic. Together with our investigators and clinical sites, we are assessing the potential impact of the coronavirus pandemic and the corresponding impact on enrollment and the ability to maintain patients enrolled in this trial and the corresponding impact on the timing of the completion of the trial and subsequent availability of top-line data.

The U.S. Phase 1b/2 MDS/AML Trial

We are supporting an investigator‑initiated Phase 1b/2 single‑arm, open‑label, multi‑center trial in the United States of APR‑246 with azacitidine in HMA‑naïve patients with TP53 mutant myeloid neoplasms including MDS and AML. Enrollment commenced in May 2017 and was completed in March 2019. The Phase 1b part enrolled 12 patients and was conducted as a dose escalation in a modified 3+3 design at dose levels of 50 mg/kg/d, 75 mg/kg/d and 100 mg/kg/d, calculated by lean body mass. The Phase 2 part enrolled 43 patients with all patients receiving a fixed dose of 4500 mg/d APR‑246, a dose that our population pharmacokinetic analysis has identified as approximately equivalent to the highest Phase 1b dose, 100 mg/kg/d by lean body mass. A lead‑in phase, beginning two weeks prior to starting cycle 1 of combination therapy with azacitidine, was conducted only in the Phase 1b part. The purpose of the lead‑in phase was to establish the adverse event profile of APR‑246 in this patient population and to APR‑246‑induced p53 reactivation. The protocol specifies administration of APR‑246 as a 6‑hour intravenous infusion daily for four consecutive days, with administration of 75 mg/m2/d azacitidine by sub‑cutaneous injection or intravenously beginning on Day 4 after completion of APR‑246 infusion and continuing for 6 additional days. The image below shows the design of the U.S. Phase 1b/2 MDS/AML Trial.

Design of the U.S. Phase 1b/2 MDS/AML Trial

Baseline characteristics of patients enrolled in the trial are shown in the following table. Patients with MDS, AML, chronic myelomonocytic leukemia, or CMML, and MDS‑myeloproliferative neoplasm overlap, or MDS‑MPN, were allowed to enroll in the trial. Most patients were higher risk MDS (35/55, 64%) or AML (11/55, 20%), with complex karyotypes, cytopenias and transfusion dependence.

Baseline characteristics

All patients (n=55)
Female / Male, n	29 / 26
Age in years, median (range)	66 (34 ‑ 85)
Age Category, n (%)
< 65	23 (42)
≥ 65	32 (58)
ECOG PS(1) at treatment start, n (%)
0	17 (31)
1	34 (62)
2	4 (7)
Disease type, n (%)
MDS	40 (73)
IPSS‑R(2): Intermediate	4 (7)
IPSS‑R: High	8 (15)
IPSS‑R: Very High	28 (51)
AML	11 (20)
CMML(3)	2 (4)
MDS‑MPN(4)	2 (4)
Therapy‑related(5), n (%)	18 (33)
Chemotherapy	16 (29)
Radiation	3 (5)
Complex karyotype, n (%)	47 (85)
TP53 VAF(6)%, median (range)	21 (1 - 79)
Bone marrow blast %, median (range)	8 (0 - 30)
Hematology, median (range)
ANC(7), 103/μL	1.19 (0.02 - 15.98)
Hgb(8), g/dL	8.6 (6.7 - 13.8)
Platelets, 103/μL	46 (0 - 845)
WBC(9), 103/μL	2.4 (0.6 - 30.8)
Transfusion dependence, n (%)
RBC(10)	36 (65)
Platelets	12 (22)

(1)	Eastern Cooperative Oncology Group performance status
(2)	Revised International Prognostic Scoring System
(3)	Chronic myelomonocytic leukemia
(4)	Myelodysplastic syndromes-myeloproliferative neoplasms overlap
(5)	Patients treated for prior cancer(s)
(6)	Variant allele frequency
(7)	Absolute neutrophil count
(8)	Hemoglobin
(9)	White blood cell
(10)	Red blood cell

The median age of all enrolled patients was 66 years, consistent with MDS and AML affecting mostly older patients. Of the MDS patients in the trial, 36/40 were high or very high risk by IPSS‑R. Across all patients, 33% had documented therapy‑related disease and 85% had complex karyotypes. High risk patients with complex karyotypes and TP53 mutation have been reported to have the poorest prognosis of all MDS and AML patients. The median bone marrow blast percentage was 8%. Hematologic parameters were reflective of the frequently severe cytopenias attendant with MDS and AML and were underscored by transfusion dependence at baseline in 69% of patients.

Of the 51 MDS and AML patients treated with the combination of APR‑246 and azacitidine, 41 had at least one serial bone marrow biopsy performed and were evaluable for response in accordance with trial protocol as of November 15, 2019. In addition, 4 patients with CMML or MDS-MPN were evaluable for response at the same data cutoff. In the subset of 41 evaluable MDS and AML patients, responses were reported in 29/33 (88%) MDS patients and 7/8 (88%) AML patients. In MDS patients, the CR rate was 61%, with an additional 27% achieving non‑CR responses. In AML patients, the CR rate was 50%, with an additional 38% achieving non‑CR responses. Twenty-one of 41 (51%) MDS/AML patients discontinued treatment for allo‑HCT, as transplant is viewed as a potentially curative option for patients with TP53 mutant MDS and AML. Treatment duration and responses are shown in the figure below. The median time to first response was 1.9 months in MDS patients and 2.2 months in AML patients. With a median follow up of 10.8 months, the median duration of response in evaluable patients was 8.0 months (95% confidence interval: 6.5 – 11.2 months) and the median duration of CR was 7.3 months (95% confidence interval: 5.8 months – not estimable). The median duration of response in MDS patients was 8.4 months (95% confidence interval: 6.5 – 13.2 months) and the median duration of CR was 7.3 months (95% confidence interval: 7.3 months – not estimable) in MDS patients and 7.0 months (95% confidence interval: 3.3 months – not estimable) in AML patients. By intention to treat analysis, median OS was 10.8 months (95% confidence interval: 8.1 − 13.4 months) with significantly prolonged OS of 13.7 months (95% confidence interval: 10.8 – 16.5 months) in responding patients versus 3.9 months (95% confidence interval: 1.9 – 6.0 months) in non‑responding patients (p < 0.0001).

Treatment duration and response in evaluable patients in the U.S. Trial

Data cutoff: November 15, 2019 (n=45)

Treatment with azacitidine is the standard of care for frontline therapy in TP53 mutant MDS and AML, with ORR of 40‑45% and a CR rate of 15-20%. A limited number of peer‑reviewed publications have reported the duration of response, or DoR, in this patient population; from the available public data, DoR is approximately 4‑5 months.

Reported adverse events, or AEs, were mostly low‑grade (Grade 1 or 2). Grade 3 or higher AEs were mostly associated with the underlying disease. In the APR‑246 monotherapy lead‑in phase there were no dose‑limiting toxicities, no serious adverse events attributed to APR‑246 and all treatment‑related AEs were low‑grade. The following chart summarizes the AEs reported in more than one patient during the APR‑246 monotherapy lead‑in phase.

AEs reported in > 1 patient during APR-246 monotherapy lead-in phase (n=12)

Adverse event, n (%)	Any grade	Grade ≥ 3
Nausea	5 (42)	0 (0)
Peripheral sensory neuropathy	5 (42)	0 (0)
Back pain	3 (25)	0 (0)
Febrile neutropenia	2 (17)	2 (17)
Anemia	2 (17)	2 (17)
Headache	2 (17)	0 (0)
Dizziness	2 (17)	0 (0)

The most common AEs observed across all cycles of treatment in the trial, as of March  18, 2020 and regardless of causality, are summarized in the following chart. Only three patients (5%) discontinued treatment due to AE. Serious adverse events, regardless of causality, reported for more than one patient were: febrile neutropenia (33%), pneumonia (20%), sepsis (11%), lung infection (9%), pyrexia (7%), dehydration (5%), muscle weakness (5%), respiratory failure (5%), vomiting (5%), angina (4%), atrial fibrillation (4%), embolism (4%), intracranial hemorrhage (4%), multi-organ failure (4%).

Most common reported AEs with APR-246 + azacitidine treatment, regardless of causality (≥20%)

Data cutoff: November 15, 2019 (n=55)

Adverse event, n (%)	Any grade	Grade ≥ 3
Nausea	35 (64)	0 (0)
Vomiting	25 (45)	1 (2)
Fatigue	24 (44)	0 (0)
Constipation	23 (42)	0 (0)
Edema	21 (38)	2 (4)
Dizziness	20 (36)	1 (2)
Diarrhea	18 (33)	1 (2)
Febrile neutropenia	18 (33)	18 (33)
Peripheral sensory neuropathy	17 (31)	0 (0)
Leukopenia	17 (31)	16 (29)
Dyspnea	16 (29)	1 (2)
Headache	16 (29)	0 (0)
Lung infection	16 (29)	14 (25)
Neutropenia	16 (29)	16 (29)
Thrombocytopenia	16 (29)	14 (25)
Cough	15 (27)	1 (2)
Pruritus	14 (25)	0 (0)
Anorexia	13 (24)	0 (0)
Ataxia / unsteady gait	13 (24)	2 (4)
Fever	12 (22)	1 (2)
Alanine aminotransferase increased	11 (20)	1 (2)
Mucositis oral	11 (20)	0 (0)
Tremor	11 (20)	1 (2)

The most common AEs, determined by an investigator to be possibly, probably or definitely related to APR-246 or azacitidine, are summarized in the following chart.

Most common reported AEs with possible, probable or definite relation to APR-246 or azacitidine (≥10%) Data cutoff: November 15, 2019 (n=55)

Adverse event, n (%)	Any grade	Grade ≥ 3
Nausea	31 (56)	0 (0)
Vomiting	25 (45)	1 (2)
Dizziness	16 (29)	1 (2)
Constipation	14 (25)	0 (0)
Leukopenia	13 (24)	12 (22)
Peripheral sensory neuropathy	12 (22)	0 (0)
Thrombocytopenia	11 (20)	9 (16)
Neutropenia	10 (18)	10 (18)
Ataxia / unsteady gain	8 (15)	2 (4)
Tremor	8 (15)	0 (0)
Fatigue	8 (15)	0 (0)
Pruritus	7 (13)	0 (0)
Anorexia	7 (13)	0 (0)

Sixty-six TP53 mutations, representing 49 unique mutations, were identified in the subset of 45 evaluable patients. Consistent with prior published findings, the majority of these were missense mutations (80%) and located in the DNA‑binding domain (94%). Other TP53 mutations sequenced in the 45 evaluable patients included insertion‑deletion mutations (3%), splice‑site mutations (6%), frameshift mutations (5%) and nonsense mutations (6%). Patients with a TP53 mutation alone predicted for CR (69% vs 25%, P=0.0062) with a trend for higher ORR (93% vs 69%, P=0.08). The distribution of TP53 mutations by type and breadth of mutations by response are shown in the figure below.

TP53 mutations by type and best response in evaluable patients

Data cutoff: November 15, 2019 (n=45)

The French Phase 1b/2 MDS/AML Trial

We are supporting an ongoing investigator‑initiated single‑arm, open‑label Phase 1b/2 trial in France by the Groupe Francophone des Myélodysplasies, or GFM, under lead investigator Prof. Pierre Fenaux, to expand the adverse event and efficacy data set in MDS and AML patients treated with the combination of APR‑246 and azacitidine. The trial was initiated in September 2018 and reached final enrollment of 53 patients in July 2019. The median age of enrolled patients is 73 years. 34 of 53 patients (64%) had a diagnosis of MDS and 19 of 53 patients (36%) had a diagnosis of AML. At baseline, 82% of MDS patients were very high risk by IPSS‑R. Complex karyotype was found in 87% of enrolled patients.

The protocol specifies daily administration of 4500 mg/d APR‑246 as a 6‑hour intravenous infusion daily for four consecutive days, with administration of 75 mg/m2/d azacitidine by sub‑cutaneous injection or intravenously beginning on Day 4 after completion of APR‑246 infusion and continuing for 6 additional days. Treatment cycles are 28 days in duration.   Patients who receive benefit from frontline therapy and undergo allo‑HCT are eligible to continue with post‑transplant maintenance therapy with APR‑246 and azacitidine. Data were reported in December 2019 for 38 patients evaluable for response in accordance with trial protocol, including 27 MDS patients and 11 AML patients. Responses were achieved in 20/27 (74%) MDS patients with 59% CR rate, and 6/11 (55%) AML patients with a 44% CR rate in AML patients having 20-30% bone marrow blasts, for a combined 68% ORR and 53% CR rate.

Serious adverse events, regardless of causality, reported in more than one patient in the French Phase 1b/2 MDS/AML Trial as of March 18, 2020 were: Febrile neutropenia (30%), device related infection (9%), sepsis (8%), lung disorder (6%), ataxia (4%), cellulitis (4%), colitis (4%), dizziness (4%), large intestine infection (4%), lung infection (4%), pneumonia (4%), septic shock (4%), subdural hematoma (4%), urinary tract infection (4%). There have been three deaths reported by an investigator as possibly related to azacitidine: one resulting from respiratory failure, one resulting from lung disorder, and one resulting from gastrointestinal hemorrhage and septic shock.

The Phase 2 MDS/AML Post-transplant Trial

There is a significant unmet medical need for more effective therapies for patients with TP53 mutant AML and MDS following allo‑HCT given that the one-year post‑transplant relapse‑free survival, or RFS, rate is only 30%. In the second quarter of 2019, we opened enrollment to our Phase 2 MDS/AML Post‑Transplant Trial to evaluate the benefit of APR‑246 with azacitidine on RFS in TP53 mutant MDS and AML patients who have received allo‑HCT. The protocol specifies administration of 3700 mg/d APR‑246 as a 6‑hour intravenous infusion daily on days 1 through 4, with administration of 35 mg/m2/d azacitidine by sub‑cutaneous injection or intravenously on days 1 through 5. Patients may receive a maximum of 12 cycles of maintenance therapy in the Phase 2 MDS/AML Post‑Transplant Trial. As of March 18, 2020, there have been no serious adverse events, regardless of causality, reported in more than one patient. Target enrollment in the trial is 31 patients and the primary endpoint is 1‑year RFS. In addition, we will evaluate the adverse event profile of APR‑246 with azacitidine as maintenance treatment post‑HCT. Together with our investigators and clinical sites, we are assessing the potential impact of the coronavirus pandemic on enrollment and the ability to maintain patients enrolled in this trial.

The Phase 1 AML Trial

We are conducting a Phase 1 clinical trial evaluating the adverse event profile and efficacy of treatment with APR‑246 and ABT‑199/venetoclax, the Bcl‑2 inhibitor, with or without azacitidine, in frontline and R/R TP53 mutant AML. Bcl‑2 is a pro‑survival protein that is frequently expressed at high levels in tumor cells and acts to restrict apoptosis. Inhibition of Bcl‑2 protein relieves its anti‑apoptotic function, thereby augmenting apoptosis. In preclinical studies, we have observed strong synergy when APR‑246 and the Bcl‑2 inhibitor are combined in the TP53 mutant AML cell line, KBM3 and believe that this combination may provide meaningful improvements in durable responses for TP53 mutant AML patients with previously untreated and relapsed/refractory AML.

Under the trial design, frontline and R/R TP53 mutant AML patients who have received prior HMA therapy will receive treatment with APR‑246 and venetoclax, and frontline patients who are HMA‑naïve will receive treatment with APR‑246, venetoclax and azacitidine. We intend to expand the number of patients in individual arms of the trial in a Phase 2 part, as warranted by adverse event and efficacy data, to enable a path to registration in frontline and R/R AML. Together with our investigators and clinical sites, we are assessing the potential impact of the coronavirus pandemic on  enrollment and the ability to maintain patients enrolled in this trial.

Serious adverse events, regardless of causality, reported in more than one patient in the Phase 1b/2 AML Trial as of March 18, 2020 were: febrile neutropenia (50%), sepsis (25%).

The Phase 1 NHL Trial

We have designed and plan to conduct a Phase 1 clinical trial evaluating the adverse event profile and efficacy of APR-246 with venetoclax and rituximab, and APR-246 with ibrutinib in R/R TP53 mutant CLL and MCL. We intend to expand the number of patients in individual arms of the trial in a Phase 2 part, as warranted by adverse event and efficacy data. We are targeting enrollment of the first patient in the second half of 2020.

Clinical development in solid tumors

Phase 1/2 Clinical Trial of APR-246 in R/R Gastric, Bladder and Non-Small Cell Lung Cancers

We have designed and plan to conduct a Phase 1/2 clinical trial evaluating the adverse event profile and preliminary efficacy of APR-246 with anti-PD-1 therapy in R/R gastric cancer, bladder cancer and non-small cell lung cancer. In preclinical studies reported by Ghosh and colleagues from Memorial Sloan Kettering Cancer Center at the 2019 AACR annual meeting, we have observed synergy in mouse cancer models when APR-246 was combined with immuno-oncology agents, including anti-PD-1. The trial will enroll both TP53 mutant and TP53 wild-type patients, and we are targeting enrollment of the first patient in the second half of 2020.

Phase 1b/2 Clinical Trial of APR-246 in Platinum-Sensitive Ovarian Cancer, or PiSARRO

As part of the early development strategy, APR‑246 was evaluated in clinical trials in ovarian cancer and this decision was based on the anticipated market size and high prevalence of TP53 mutation of greater than 95% in high‑grade serous ovarian cancer, or HGSOC. In March 2014, a Phase 1b trial was initiated as a part of a combined Phase 1b/2 protocol in platinum‑sensitive HGSOC to evaluate APR‑246 with carboplatin and pegylated liposomal doxorubicin, or PLD. All patients had previously been treated with platinum‑based antineoplastic agents and all had accumulation of p53, as assessed by immunohistochemistry, or IHC, as a surrogate marker of mutant p53. Archival samples were available for 29 patients, of which 27 had DNA of sufficient quality for sequencing and all 27 were confirmed to be TP53 mutant.

The completed Phase 1b part of the trial was conducted as a dose‑escalation in 35 platinum‑sensitive and partially platinum‑sensitive patients. The primary trial objectives of the Phase 1b portion were to assess the adverse event profile of APR‑246 with carboplatin and PLD, to determine a recommended Phase 2 dose level, or RP2D, and to evaluate the pharmacokinetics of APR‑246 with carboplatin and PLD. Tumor response was a secondary objective.

The most frequently reported APR‑246‑related AEs were nausea, dizziness and fatigue, of which most were low‑grade. A limited number of APR‑246‑related grade 3+ AEs were reported, including neutropenia (37%), vomiting (14%), thrombocytopenia (9%), dizziness (6%), anemia (6%), fatigue (3%), headache (3%) and decreased appetite (3%). Serious adverse events, regardless of causality, reported in more than one patient were: device related infection (17%), vomiting (17%), febrile neutropenia (8%), infection (6%), small intestinal obstruction (6%) and thrombocytopenia (6%).

Although efficacy was not a Phase 1b trial objective, tumor response was evaluated. A 67% ORR was observed in 27 patients who were evaluable for radiological response according to RECIST 1.1, including 11% with complete response and 56% with partial response. In addition, an 84% ORR was observed in 25 patients who were evaluable for CA‑125 response according to Gynecologic Cancer InterGroup, or GCIG, criteria. Reductions in lesion size and declines in CA‑125 are shown in the following figure below. All patients who were evaluable by RECIST 1.1 achieved a best response of stable disease or better, where stable disease indicates lack of objective response but without disease progression. The median time between prior platinum therapy and disease progression prior to enrollment in the trial, known as platinum free interval, or PFI, was 9.4 months, and 40% of patients had received more than one prior line of platinum‑based chemotherapy. Two‑thirds of patients enrolled in the trial were partially platinum‑sensitive, with PFI 6‑12 months. The remaining one‑third of patients were platinum‑sensitive, with PFI greater than 12 months. The median progression‑free survival, or PFS, was 10.2 months across all patients and was 10 months and 11.4 months in partially platinum‑sensitive and platinum sensitive patients, respectively. The median OS was 24.3 months. This was the first clinical trial of APR‑246 with cytotoxic chemotherapy and we believe that the data demonstrated that the agent can be combined with carboplatin and PLD at standard doses.

Data supporting the carboplatin and PLD doublet as a treatment option in platinum‑sensitive HGSOC were generated in the CALYPSO trial, a phase 3 clinical trial sponsored by an international consortium of 10 cancer research organizations. The CALYPSO trial enrolled 976 patients, randomized to receive either carboplatin and PLD (48%) or carboplatin and paclitaxel (52%). All patients had received a maximum of two prior lines of chemotherapy; in the carboplatin and PLD arm, 88% had received one prior line and 12% had received two prior lines. The median interval since last chemotherapy, or therapy‑free interval, was 15.2 months in the carboplatin and PLD arm, of whom 35% had a therapy‑free interval of 6‑12 months and 65% had a therapy‑free interval in excess of 12 months. The most frequently reported AEs in the carboplatin and PLD arm included neutropenia (80%), nausea (78%), fatigue (78%), anemia (66%), constipation (55%) and vomiting (49%). The most common grade 3+ AEs included neutropenia (35%), thrombocytopenia (16%) and anemia (8%). In the carboplatin and PLD arm PFS was reported as 11.3 months and OS as 30.7 months. Median PFS in the carboplatin and PLD arm was greater than the 9.4 months PFS in the carboplatin and paclitaxel arm (hazard ratio: 0.821, 95% CO, 0.72 – 0.94, P = 0.005). Response rates were not reported for the CALYPSO trial. Whereas the CALYPSO trial enrolled a majority of patients with treatment‑free interval exceeding 12 months, our PiSARRO Phase 1b trial enrolled a majority of patients with partially platinum‑sensitive disease which is generally recognized as a patient population with inferior treatment outcomes.

In the third quarter of 2016, enrollment commenced in the Phase 2 portion of the PiSARRO trial and concluded at 211 patients. The Phase 2 part was an open‑label, randomized, controlled multi‑center trial to assess whether patients with platinum‑sensitive recurrent HGSOC would benefit from treatment with APR‑246 in combination with carboplatin/PLD chemotherapy regimen. All patients were required to have accumulation of p53 as assessed by immunohistochemistry, a surrogate marker of mutant p53.

Patients were randomized in a 1:1 ratio to receive either APR‑246 with carboplatin and PLD or carboplatin and PLD only, with treatment to be repeated every 28 days for up to six cycles. Enrollment was concluded in April 2018. The primary endpoint for the Phase 2 part is PFS, defined as the time from registration to the time of disease progression or relapse or death, or the date of last tumor assessment without any such event. Serious adverse events, regardless of causality, reported in more than one patient were: small intestine obstruction (4%), thrombocytopenia (2%), dyspnea (2%), nausea (2%), renal impairment (2%), vomiting (2%), abdominal pain, (1%) anemia (1%), constipation (1%), dehydration (1%), dizziness (1%), infectious pleural effusion (1%), large intestine perforation (1%), urinary tract infection (1%). Upon receipt of final data, we intend to conduct a subset analysis of clinical and molecular characteristics that may influence response and PFS in these patients and anticipate completing this analysis in 2020.

Phase 2 clinical trial of APR-246 in platinum-resistant ovarian cancer, or PiSARRO-R

In July 2017 we initiated an open‑label, multicenter Phase 2 trial, PiSARRO‑R, to evaluate the adverse event profile and preliminary efficacy of varying infusion regimens of APR‑246 with systemic PLD chemotherapy in platinum‑resistant HGSOC. The trial enrolled 36 patients and all patients were required to have recurrent disease with PFI between 4 weeks and 6 months, and accumulation of p53 as assessed by immunohistochemistry, a surrogate marker of mutant p53. The majority (69%) of patients had received 2 or more prior lines of chemotherapy. Patients received either a 4500 mg/d fixed dose of APR‑246 as a 6 hour intravenous infusion (n=28, 78%), or the same or lower fixed dose over 3 or 4 hours (n=8, 22%) for four consecutive days, followed by 40 mg/m2 PLD on Day 4. The most frequently reported APR‑246‑related AEs were nausea, vomiting and dizziness. Limited APR‑246‑related grade 3+ AEs were reported, of which only anemia (n=3, 8%) was observed in more than one patient. Serious adverse events, regardless of causality, reported in more than one patient were: Intestinal obstruction (n=3, 8%) and infection (n=2, 6%). We believe the available adverse event data from the trial demonstrates that reduced duration infusion regimens with APR‑246 are feasible.

As part of the PiSARRO trials, we are collaborating with the European Network for Translational Research in Ovarian Cancer, or EUTROC, with the aim to identify predictive markers of efficacy, tolerability and clinical pharmacology.

Our second product candidate, APR-548

We are developing a next‑generation small molecule mutant p53 reactivator, APR‑548, a novel pro‑drug of MQ that has the potential to be administered in an oral dosage form. We intend to initially develop APR‑548 in TP53 mutant hematological malignancies. We believe that an oral p53‑reactivating drug will improve patient convenience and compliance, if approved, including for patients receiving prolonged therapy in the maintenance setting.

In preclinical testing we have observed potency with APR‑548 that was superior to that of APR‑246 in a Saos‑2 osteosarcoma cell line expressing an Arg273His mutant p53 and the MIA‑PaCa‑2 pancreatic cancer cell line harboring an Arg248Trp mutant p53. The half maximal inhibitory concentration, or IC50, in the Saos‑2 cell line was calculated to be 5.6 μM ± 1.0 μM (n=3) for APR‑548 and 9.5 μM ± 1.2 μM (n=37) for APR‑246, representing an approximately 40% reduction in IC50 with APR‑548. In the MIA‑PaCa‑2 cell line, the IC50 for APR‑548 was calculated to be 6.0 μM (n=1) versus 19 μM (n=1) for APR‑246, representing a nearly 70% reduction in IC50 with APR‑548.

Reduced in vitro IC50(1) of APR-548 in a p53 mutant saos-2 cell line

(1)	Half-maximal inhibitory concentration

In xenograft studies in which mice were implanted with a breast adenocarcinoma cell line, MDA‑MB‑231‑luc, we tested the in vivo efficacy of APR‑548 when administered by twice‑daily intraperitoneal (i.p.) injection, or by twice‑daily or three times daily oral (PO) gavage. In these studies, mice received APR‑548 for three cycles where each cycle consisted of 5 consecutive days of dosing followed by 2 days without dosing. Tumor growth inhibition was measured on day 33 post‑inoculation, 3 days after the final dosing in the final cycle. In mice receiving APR‑548 via oral administration, we observed reductions in tumor weight relative to untreated control mice. Results from these studies are summarized in the following table.

		APR‑548/dose		Dosing interval		Tumor growth
Xenograft Study	No. of mice	(mmol/kg)	Doses/day	(hours)	Route	inhibition (%)
#1	8	0.18	2	8	i.p.	20 ± 2
	8	0.50	2	8	i.p.	26 ± 2
#2	8	0.25	2	8	i.p.	15 ± 2
	8	0.50	3	4	PO	24 ± 2
	8	0.75	2	8	PO	36 ± 5
#3	8	0.50	2	8	i.p.	28 ± 6
	8	0.50	3	4	PO	46 ± 8
	8	0.75	2	8	PO	40 ± 8
	8	0.75	2	1.50	PO	28 ± 5
#4	8	0.19	2	8	PO	3 ± 0.4
	8	0.38	2	8	PO	19 ± 3
	8	0.75	2	8	PO	40 ± 6
	8	1.50	1	—	PO	32 ± 4

In xenograft study #3 we assessed APR-548 pharmacokinetics and confirmed that circulating blood concentrations of APR-548 exceeded levels expected to be efficacious, as determined from in vitro results. Results from this xenograft study are summarized graphically in the following figure.

(1)	Twice daily
(2)	Three times daily

In in vivo studies in mouse and dog, we observed high oral bioavailability of APR-548 when dosed as either an aqueous solution or as a solid in capsules. Observed oral bioavailability ranged from 75% to greater than 99%, and with no significant effect of feeding on absorption. Results from these studies are summarized in the following table.

		APR‑548 dose
Species	No. of animals	(mg/kg)	Route	Bioavailability (%)
Mouse (C57Bl/6N)	18	20	PO (solution)	80
Mouse (CD‑1)	9	50	PO (solid in capsule)	97
Mouse (CD‑1)	9	50	PO (solution)	99
Dog, fed	3	10	PO (solid in capsule)	84
Dog, fasted	3	10	PO (solid in capsule)	83
Dog, fed	3	10	PO (solution)	80
Dog, fasted	3	10	PO (solution)	75

Based on results obtained through our preclinical in vitro and in vivo studies, we have initiated a series of studies required for IND submission. In our in vitro studies, APR‑548 has not demonstrated inhibition or induction or metabolic enzymes at concentrations up to 300 μM. Studies testing APR‑548 as an inhibitor or substrate of protein transporters have shown weak inhibition, with IC50 > 150 μM, is limited to the OCT2 transporter. Additional studies have shown no significant effects when tested at 10 μM in a screen of 87 different receptors, transporters and enzymes, and no effect on the human ether‑a‑go‑go channel, or hERG, in a manual patch clamp assay at concentrations up to 100 μM. Metabolic studies have shown that APR‑548 is metabolized slowly and all metabolites produced in human cells are also produced in our mouse and dog toxicology species. Pivotal repeat‑dose and dose escalation GLP toxicology studies in multiple toxicology species have been completed and final reports are pending.

We have developed a scalable, high‑purity process for the manufacture of APR‑548 and have completed physical characterization studies to survey the landscape of APR‑548 polymorphs with properties favorable for the development of an oral formulation to be used in clinical trials.

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for certain preclinical trials and clinical trial materials, including raw materials and consumables necessary for their manufacture, consistent with applicable cGMP requirements. We have assessed both capacity and the current clinical supply chain associated with the production of APR-246 and are not currently aware of any disruption to our ability to provide supply for our on-going clinical trials. We will continue to monitor and assess the potential impact of the coronavirus pandemic on our clinical trial supply chain. We intend to continue to contract for these materials in the future, including commercial manufacture if our product candidates receive marketing approval. We do not own or operate cGMP manufacturing facilities, nor do we currently plan to build our own cGMP manufacturing capabilities for the production of our product candidates for clinical or commercial use. Although we rely upon contract manufacturers for the manufacture of our product candidates for IND‑enabling trials and clinical trials, we have personnel with extensive manufacturing experience who oversee our contract manufacturers. In the future, we may also rely upon collaboration partners, in addition to contract manufacturers, for the manufacture of our product candidates or any products for which we obtain marketing approval.

The active pharmaceutical ingredient, or API, for APR‑246 is currently manufactured by a single contract manufacturer. Although we may do so in the future, we do not currently have arrangements in place for redundant supply of the API for APR‑246. We contract with a different manufacturer for formulation of drug product, sterile fill of vials, labeling and packaging, and the storage and distribution of APR‑246 to clinical sites. We believe that these third parties have sufficient capacity to meet our current demand and, in the event they fail to meet our demand, we believe that adequate alternative sources for the supply of materials for APR‑246 exist. We intend to identify and qualify additional manufacturers to provide the API and other services for APR‑246 prior to seeking marketing approval for APR‑246.

We believe that, because APR‑246 is a small molecule, it can be manufactured through reliable and reproducible synthetic processes from readily available raw materials and then purified and packaged for clinical use. We believe that the chemistry process is amenable to scale‑up and requires only customary equipment in the manufacturing process.

We have a manufacturing and supply agreement and quality agreement with Syngene International Private Limited for the manufacture of API. We have a service agreement with Cobra Biopharma for the clinical manufacture, labeling and packaging of formulated drug product. We have a manufacturing and supply agreements and quality agreement with Siegfried Hameln GmbH for the commercial manufacture, supply, labeling and packaging of formulated drug product.

Manufacturing clinical products is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our contract manufacturers are required to comply with current good manufacturing practice regulations, which are regulatory requirements for the production of pharmaceuticals that will be used in humans.

Competition

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. While we believe that our product candidates, development capabilities, experience and scientific knowledge provide us with competitive advantages, we face significant potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are a large number of companies developing or marketing treatments for cancer, including the indications for which we may develop product candidates. Many of the companies that we compete against or may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Small or early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third‑party payors.

The most common methods of treating patients with cancer are surgery, radiation and therapy with drugs or biologics. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently‑approved drug therapies are branded and subject to patent protection and may be established as standard of care for the treatment of indications for which we may choose to seek regulatory approvals. Many of these approved drugs are well‑established therapies and are widely accepted by physicians, patients and third‑party payors, and even if our drug candidates were to be approved, there can be no assurance that our drugs would displace existing treatments.

In addition to currently marketed therapies, there are also a number of drugs in late‑stage clinical development to treat cancer, including for the treatment of the indications for which we are developing product candidates. These clinical‑stage drug candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently‑marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain regulatory approval.

We are developing our lead product candidate, APR‑246, to reactivate p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development as potential treatments of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of molecules in development that also are being explored for p53 upregulation / activation in various stages of clinical development being tested by CDG Therapeutics, Inc., Innovation Pharmaceuticals, Inc., MedVax Technologies, Inc., PMV Pharmaceuticals, Inc., and Senhwa Biosciences, Inc., among others. We are also aware of selective small molecule inhibitors that are designed to target the p53‑MDM2 interaction in various stages of clinical development being tested by F‑Hoffman La Roche Ltd and Hoffman La Roche Inc., or collectively Roche, Amgen Inc., Novartis AG, Aileron Therapeutics and Daiichi Sankyo Co., Ltd., including testing MDM2 inhibitors in combination with a variety of other anti‑cancer agents. Finally, we are aware of several small molecules that are designed to inhibit the activity of Bcl‑2 and the related protein Mcl‑1 and relieve inhibition of the apoptotic cascade. Abbvie Inc.’s venetoclax has been approved in AML and chronic lymphocytic leukemia; companies with Bcl‑2 or Mcl‑1 inhibitors in various stages of preclinical or clinical development include Amgen Inc., Servier SAS, AstraZeneca Plc and Pfizer Inc., among others.

If APR‑246 was approved for the indications for which we currently have ongoing clinical trials, it will compete with currently‑marketed drugs and will likely compete with other drugs that are currently in clinical development, each as discussed below.

MDS / AML

The front‑line treatments for patients with higher‑risk MDS in the United States are combination chemotherapy or HMAs such as Dacogen (decitabine) or Vidaza (azacitidine). We are aware of several ongoing clinical trials aimed at expanding the use of approved chemotherapy and immunomodulatory agents in higher‑risk MDS, as well as several new clinical programs testing novel technologies in this area, including product candidates from Abbvie Inc., argenx, Astex Pharmaceuticals, Inc., Celgene Corporation, CTI BioPharma Corp., Cyclacel Pharmaceuticals, Inc., Eisai Co., Ltd., Forty Seven Inc., Karyopharm Therapeutics Inc., Onconova Therapeutics, Inc., and Takeda Pharmaceutical Company Limited.

CLL

Due to poor responses to traditional chemotherapy agents, CLL patients in the United States with high-risk 17p deletion and/or p53 mutation are typically treated with BCR inhibitors such as ibrutinib, Bcl-2 inhibitors such as venetoclax, and anti-CD20 antibodies such as rituximab. We are aware of several ongoing clinical trials aimed at expanding the use of approved targeted chemotherapy and immunomodulatory agents in high‑risk CLL, as well as several new clinical programs testing novel technologies in this area, including product candidates from AbbVie Inc., AstraZeneca Plc, Bayer AG, BeiGene Ltd, Bristol-Myers Squibb Co, F. Hoffman-La Roche Ltd, Gilead Sciences Inc., Incyte Corp, Johnson & Johnson, Juno Therapeutics Inc., Karyopharm Therapeutics Inc., Merck & Co Inc., Novartis AG, Ono Pharmaceutical Co Ltd., Takeda Pharmaceutical Co Ltd, and TG Therapeutics Inc.

MCL

The preferred treatment option for R/R MCL patients in the United States is a BTK inhibitor such as ibrutinib or acalabrutinib. We are aware of several ongoing clinical trials aimed at expanding the use of approved chemotherapy and immunomodulatory agents in MCL, as well as several new clinical programs testing novel technologies in this area, including product candidates from AbbVie Inc., Amgen Inc, AstraZeneca Plc, Bayer AG, BeiGene Ltd, Bristol-Myers Squibb Co, F. Hoffman-La Roche Ltd, Gilead Sciences Inc., Incyte Corp, Johnson & Johnson, Juno Therapeutics Inc., Karyopharm Therapeutics Inc., Merck & Co Inc.,  and TG Therapeutics Inc.

Gastric cancer

The preferred treatment options for R/R gastric cancer in the United States are dependent on regimens received in first-line therapy as well as patient performance status. Second- and later-line treatments include taxanes, fluoropyrimidines, ramucirumab, irinotecan and pembrolizumab. We are aware of several ongoing clinical trials aimed at expanding the use of approved chemotherapy and immunomodulatory agents in R/R gastric cancer, as well as several new clinical programs testing novel technologies in this area, including product candidates from Altor Bioscience LLC, BeiGene Ltd, Bristol-Myers Squibb Co,, Incyte Corp, Merck & Co Inc., Pfizer Inc., and TG Therapeutics Inc.

Bladder cancer

The preferred treatment option for R/R bladder cancer in the United States is the anti-PD-1 antibody, pembrolizumab, Alternative regimens include other anti-PD-1 antibodies, antibodies targeting PD-L1 or CD274, FGFR inhibitors, taxanes, and topoisomerase inhibitors. We are aware of several ongoing clinical trials aimed at expanding the use of approved chemotherapy and immunomodulatory agents in R/R bladder cancer, as well as several new clinical programs testing novel technologies in this area, including product candidates from Altor Bioscience LLC, AstraZeneca Plc,, Bristol-Myers Squibb Co,, F. Hoffman-La Roche Ltd, and Merck & Co Inc.

NSCLC

The preferred treatment options for R/R NSCLC depend on tumor subtype and the presence of tumor biomarkers such as genetic mutations or PD-L1 expression. Therapeutic agents include pembrolizumab, nivolumab, ipilimumab, platinum agents, taxanes, and topoisomerase inhibitors. We are aware of several ongoing clinical trials aimed at expanding the use of approved chemotherapy and immunomodulatory agents in R/R NSCLC, as well as several new clinical programs testing novel technologies in this area, including product candidates from AbbVie Inc,, AstraZeneca Plc., Bayer AG, Bristol-Myers Squibb Co,, F. Hoffman-La Roche Ltd, Gilead Sciences Inc., Karyopharm Therapeutics Inc., Milennium Pharmaceuticals Inc. and Pfizer Inc.

 Intellectual property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the methods‑of‑use, formulations, dosing, manufacturing processes, and crystalline solid form of one or more of our product candidates, including APR‑246, and composition of matter of our other product candidates, related technology, and other inventions that are important to our business.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions, and know‑how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

A third party may hold intellectual property, including patent rights, which are important or necessary to the development or commercialization of our product candidates. If it becomes necessary for us to use patented or proprietary technology of third parties to develop or commercialize our product candidates, we may need to seek a license from such third parties. Our business could be harmed, possibly materially, if we are unable to obtain such a license on terms that are commercially reasonable, or at all.

We may seek to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment, diagnostics, and additional compounds and their derivatives. Specifically, we have sought and will continue to seek patent protection in the United States and internationally for novel compositions of matter covering the compounds of our product candidates other than APR‑246 and a crystal form of APR‑246, the chemistries and processes for manufacturing these compounds, and the use of these compounds in a variety of therapies. The chemical structure of APR‑246 is in the public domain. Accordingly, we do not own or license any composition of matter patents claiming the compound of APR‑246 and will not in the future own or license any composition of matter patents claiming the chemical structure of APR‑246 as described in the public domain.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention or in post‑grant challenge proceedings at the USPTO or at a foreign patent office, such as inter partes review and post grant review proceedings at the USPTO and opposition proceedings at the European Patent Office, that challenge priority of invention or other features of patentability. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Patent portfolio

As of February 21, 2020, our exclusively owned patent portfolio includes five U.S. issued patents, two pending U.S. provisional patent applications, two pending international (PCT) patent applications, approximately 115 foreign issued patents and approximately 5 pending foreign patent applications. The claims of these owned patents and patent applications are directed toward various aspects of our product candidates and research programs. Specifically, the claims of these patents and patent applications include compositions of matter for product candidates other than APR-246 and a crystal form of APR-246, methods-of-use, drug product formulations, dosing, diagnostics and methods of manufacture.

APR-246 Method of Use Family

As of February 21, 2020, we exclusively own a patent family directed to methods‑of‑uses of APR‑246. This patent family includes one U.S. issued patent and approximately 33 patents granted in Europe (validated in Austria, Belgium, Bulgaria, Switzerland‑Lichtenstein, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Monaco, Netherlands, Poland, Portugal, Romania, Sweden, Slovenia, Slovakia and Turkey), Australia, Canada, India, and Japan. The issued patents in this family are expected to expire in 2025, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

APR-246 Formulation Family

As of February 21, 2020, we exclusively own a patent family directed to formulations of APR‑246. This patent family includes one U.S. issued patent and approximately 42 issued patents in Europe (validated in Austria, Belgium, Switzerland‑Lichtenstein, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Malta, Netherlands, Norway, Poland, Portugal, Sweden, Slovakia, San Marino and Turkey), Australia, Brazil, Canada, China, India, Israel, Japan, South Korea, Philippines, Russia, Singapore, and South Africa. This patent family also includes approximately 3 pending patent applications in China, Hong Kong, and Thailand. The granted patents and pending applications, if issued, in this family are expected to expire in 2031, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

APR‑246 Dosing Family

As of February 21, 2020, we exclusively own a pending PCT patent application directed to dosing regimens involving APR‑246, which was filed in 2019. This PCT patent application is not eligible to become an issued patent until, among other things, we file a national phase patent application in a PCT contracting state before the expiration of the PCT patent application in that state. If we do not timely file any national phase patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in our PCT patent application. Any future U.S. patents that may issue from this PCT patent application (assuming the necessary national phase patent applications in U.S. are timely filed and all other applicable requirements are satisfied) are expected to expire in 2039, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

APR‑246 Process and Solid Form Family

As of February 21, 2020, we exclusively own a pending U.S. provisional patent application directed to improved processes for large scale preparation of APR‑246 and to a crystalline solid form comprising APR‑246, which was filed in 2019. This provisional patent application is not eligible to become an issued patent until, among other things, we file a non‑provisional patent application within 12 months of the filing of our provisional patent application. If we do not timely file any non‑provisional patent applications, we may lose our priority date with respect to our provisional patent application and any patent protection on the inventions disclosed in our provisional patent application. Any future U.S. patents that may issue from this provisional patent application (assuming the necessary non‑provisional patent applications are timely filed and all other applicable requirements are satisfied) are expected to expire in 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Combination Therapy Of APR‑246 With A Bcl‑2 Inhibitor

As of February 21, 2020, we exclusively own a pending U.S. provisional patent application directed to a method of treatment using a combination therapy of APR‑246 with a Bcl‑2 inhibitor. This provisional patent application is not eligible to become an issued patent until, among other things, we file a non‑provisional patent application within 12 months of the filing of our provisional patent application. If we do not timely file any non‑provisional patent applications, we may lose our priority date with respect to our provisional patent application and any patent protection on the inventions disclosed in our provisional patent application. Any future U.S. patents that may issue from this provisional patent application (assuming the necessary non‑provisional patent applications are timely filed and all other applicable requirements are satisfied) are expected to expire in 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Next‑Generation Patent Family/APR‑548

As of February 21, 2020, we exclusively own a patent family directed to next‑generation p53 reactivators, including APR‑548. One pending PCT patent application and one pending national Taiwanese patent application have been filed in 2019 and one European pending patent application has been filed in 2020. In this patent family, the PCT patent application is pending with claims directed to compositions of matter and methods‑of‑use of APR‑548. This PCT patent application is not eligible to become an issued patent until, among other things, we file a national phase patent application in a PCT contracting state before the expiration of the PCT patent application in that state. If we do not timely file any national phase patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in our PCT patent application. Any future patents that may issue from these patent applications (assuming all applicable requirements are satisfied) are expected to expire in 2039 and 2041, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Intellectual property protection

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non‑provisional patent application.

In the United States, the Hatch‑Waxman Act permits a patent holder to apply for patent term extension of a patent that covers an FDA‑approved drug, which, if granted, can extend the patent term of such patent to compensate for part of the patent term lost during the FDA regulatory review process. This extension can be for up to five years beyond the original expiration date of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended.

Similar provisions are available in Europe and other non‑United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. While we intend to seek patent term extensions to any of our patents in any jurisdiction where such extensions are available, there is no guarantee that the applicable authorities, including the FDA and the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to our reliance on patent protection for our inventions, product candidates and research programs, we also rely on trade secrets and confidentiality agreements to protect our technology, know‑how and other aspects our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

 Government Regulation

Government regulation and product approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of drug products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and approval of drugs in the United States

In the United States, the FDA approves drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, debarment, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with applicable FDA good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must take effect before human clinical trials begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, and other applicable regulations to establish the safety and efficacy of the proposed drug product for each proposed indication;

•	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
•	review by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product candidate or disease. A clinical hold may occur at any time during the life of an IND and may affect one or more specific trials or all trials conducted under the IND.

Preclinical studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

The IND and IRB processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans.

Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, a sponsor must submit, among other things, a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The sponsor may be a company seeking to develop the drug or, as in the case of an investigator-initiated trial, the sponsor may be an investigator who is conducting the trial. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, FDA has promulgated regulations governing the acceptance of foreign clinical trials not conducted under an IND, establishing that such studies will be accepted as support for an IND or application for marketing approval if the study was conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an on-site inspection if FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies. If a marketing application is based solely on foreign clinical data, the FDA requires that the foreign data be applicable to the U.S. population and U.S. medical practice; the studies must have been performed by clinical investigators of recognized competence; and the FDA must be able to validate the data through an on-site inspection or other appropriate means, if the FDA deems such an inspection to be necessary.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human clinical trials in support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

Phase 1:

The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

Phase 2:

The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase 3:

The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well‑controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product, and to provide adequate information for the labeling of the product.

Phase 4:	Post‑approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious AEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions for which there is evidence to suggest a casual relationship between the drug and the AE; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

 Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Data can come from company‑sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from several alternative sources, including investigator‑initiated trials that are not sponsored by company. Under federal law, the submission of NDAs requiring clinical data is additionally subject to an application user fee, which for federal fiscal year 2020 is $2,942,965. The sponsor of an approved NDA is also subject to annual program fees, which for fiscal year 2020 are $325,424 per eligible product.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the filing date, and most applications for “priority review” products are meant to be reviewed within six months of the filing date. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre‑approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as APIs), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post‑approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast track, breakthrough therapy and priority review designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation and priority review designation. In May 2014, the FDA published a final Guidance for Industry titled “Expedited Programs for Serious Conditions-Drugs and Biologics,” which provides guidance on the FDA programs that are intended to facilitate and expedite development and review of new product candidates as well as threshold criteria generally applicable to concluding that a product candidate is a candidate for these expedited development and review programs.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated approval pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-approval requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the NDA holder may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, including total or partial suspension of production, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in a manner and for uses consistent with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription drug products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution.

Abbreviated new drug applications for generic drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme allowing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the API, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. An applicant may submit an ANDA suitability petition to request the FDA’s prior permission to submit an abbreviated application for a drug that differs from the RLD in route of administration, dosage form, or strength, or for a drug that has one different active ingredient in a fixed-combination drug product (i.e., a drug product with multiple active ingredients). At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists may consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years from the date the NDA is approved, unless the submission is accompanied by a Paragraph IV certification that a listed patent for the RLD is invalid or will not be infringed by the drug that is the subject of the ANDA, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would only be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; it does, however, block the FDA from approving ANDAs during the period of exclusivity. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional bridging studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant. An RLD’s unexpired non-patent exclusivities would also block FDA from accepting or approving 505(b)(2) NDAs in the same way as they apply to ANDAs.

Hatch-Waxman patent certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods-of-use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from granting final approval of the application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

Pediatric studies and exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act of 2012, sponsors must also submit pediatric study plans prior to the assessment data.

Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. FDA may only grant pediatric exclusivity if existing patent or exclusivity protections for the drug would otherwise expire at least 9 months after the grant of the pediatric exclusivity; FDA has 180 days to make a pediatric exclusivity determination once the NDA sponsor submits study reports required under the written request.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If the sponsor of a product with orphan designation receives the first FDA approval for that drug for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

Patent term restoration and extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA less any time the applicant did not act with due diligence during the period, plus the time between the submission date of an NDA and the ultimate approval date less any time the applicant did not act with due diligence during the period. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

FDA approval and regulation of companion diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co‑development of the products.

If FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the drug. We expect that any companion diagnostic developed for use with APR‑246 will utilize the PMA pathway.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee of $340,995 for most PMAs for FY 2020. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well‑controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time‑consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post‑approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

The 21st Century Cures Act

On December 13, 2016, the 21st Century Cures Act, or the Cures Act, became law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the PHSA to reauthorize and expand funding for the NIH. The Cures Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

Regulations outside the United States

Regulations and procedures governing approval of drug products in the EU

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of drug products in the EU generally follows the same lines as in the United States and involves satisfactorily completing preclinical studies and adequate and well‑controlled clinical trials to establish the safety and efficacy of the product for each proposed indication, as well as the submission to the relevant competent authorities of a marketing authorisation application, or MAA, and actual granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval.  Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states.

Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational drug product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the EU, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states without the need for implementation into the member states’ national laws. All clinical trials performed in the EU are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. According to the European Commission, the new Clinical Trials Regulation is currently expected to become applicable in late2021 or 2022. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the EU portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed jointly by all member states concerned. Part II is assessed separately by each member state concerned; strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

Marketing Authorization.  To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU member states (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. In the case of pediatric patients, Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product‑specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan drug products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post‑authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a drug product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Regulatory data protection in the EU.  In the EU, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During an additional two‑year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic drug product can be marketed until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of authorization and renewals.  A marketing authorization shall be valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re‑evaluation of the risk‑benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five‑year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so‑called sunset clause).

Orphan drug designation and exclusivity.  Regulation (EC) No 141/2000 on orphan drug products provides that a drug shall be designated as an orphan drug if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life‑threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out criteria and procedures governing designation of orphan drugs in the EU. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten‑year period of market exclusivity. During this market exclusivity period, the EMA or the member state competent authorities, cannot accept another application for a marketing authorization, or grant a marketing authorization, for a similar drug product for the same indication. The period of market exclusivity is extended by two years for medicines that have also complied with an agreed PIP.

This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinical superiority” by a similar drug product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply).

Regulatory requirements after a marketing authorization has been obtained.  In case an authorization for a drug in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of drug products. These include:

•	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed, has to be ensured.

•

The manufacturing of authorized drugs, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the EU, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity.

•

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU member state laws.

Authorization to market companion diagnostics in the EU.

In the European Economic Area, or EEA, in vitro medical devices are currently required to conform with the essential requirements of the European Union Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. The conformity assessment of in vitro diagnostic medical devices can require the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. On April 5, 2017, the EU adopted the new In Vitro Device Regulation (EU) 2017/746, or IVDR, which repeals and replaces Directive No 98/79/EC. Unlike directives, which must be implemented into the national laws of the EU member states, a regulation is directly applicable, i.e., without the need for adoption of EU member state laws implementing them, in all EEA member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for in vitro diagnostic medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will not become fully applicable until five years following its entry into force. Once applicable, the IVDR will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; and
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU.

Brexit and the regulatory framework in the United Kingdom

On June 23, 2016, the electorate in the U.K., voted in favor of leaving the EU, commonly referred to as Brexit. The U.K. government communicated the notice of withdrawal to the EU on March 29, 2017. A withdrawal agreement and a political declaration were agreed at the European Council on October 17, 2019, on the terms of which the U.K. left the EU on January 31, 2020. A transition period is currently running, during which the U.K. is, with some exceptions, treated as a member of the EU.  It is unclear exactly how the United Kingdom’s exit of the European Union may affect the recognition of European-wide marketing authorizations by the United Kingdom, as this will be dependent on the outcome of ongoing negotiations between the European Union and the United Kingdom during the transition period which is expected to terminate on December 31, 2020. Since the regulatory framework for drug products in the U.K. covering quality, safety and efficacy of drug products, clinical trials, marketing authorization, commercial sales and distribution of drug products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K.

Pharmaceutical coverage, pricing and reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients and healthcare providers are unlikely to use our products unless third-party payor coverage is provided and reimbursement by such payor is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other comparable government authorities. Even if our product candidates are approved, sales of our products will depend, in part, on the extent to which third-party payors, including federal health care programs in the United States, such as Medicare and Medicaid, and commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that a payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged for, examining the medical necessity of, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including, without limitation, the third-party payor’s determination that use of a therapeutic product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover our product candidates could reduce health care provider prescribing and/or patient utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be established. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party coverage and reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, prices for drugs may be reduced by mandatory discounts or rebates required by federal health care programs (such as the Medicaid Drug Rebate Program and the 340B Drug Pricing Program) or discounts and rebates requested by private payors. In addition, any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States may also impact the pricing of drugs. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to products for which the company receives marketing approval in the future and coverage and reimbursement under different federal health care programs is not always consistent. Further, private payors often follow the coverage and reimbursement policies established under Medicare. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products for which we receive marketing approval.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for our product candidates will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the EU, pricing and reimbursement schemes vary widely from member state to member state. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare law and regulation

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General and the Health Resources and Service Administration), the U.S. Department of Justice, and individual U.S. Attorney offices, and state and local governments. For example, sales, marketing and scientific/educational grant programs are subject to the anti-fraud and abuse provisions of the Social Security Act and the false claims laws, and may have to comply with the privacy and security provisions of the HIPAA (defined below), and similar state laws, each as amended, as applicable. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to these broadly applicable healthcare laws and regulations that may constrain our business and/or financial arrangements.

The applicable federal and state healthcare laws and regulations, include, without limitation, the following:

•

The Federal Anti-Kickback Statute—An intent-based federal criminal statute that prohibits, among other things, any person from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made, in whole or in part, by a federal health care program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The

PPACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute, to clarify that a person or entity need not have actual knowledge of this statute or specific intent to violate it. The Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry practices from prosecution, the exceptions and safe harbors are narrowly drawn, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors are the subject of possible regulatory reforms. Any changes to the safe harbors may impact our future contractual and other arrangements with pharmacy benefit managers, group purchasing managers, third-party payors, wholesalers and distributors, healthcare providers and prescribers, and other entities, as well as our future pricing strategies.

•

The Federal Civil False Claims Act—Imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to a federal healthcare program or knowingly making using or causing to be made or used a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363 per false claim or statement for penalties assessed after January 29, 2018, with respect to violations occurring after November 2, 2015. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the federal civil False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There is also the Federal Criminal False Claims Act, which is similar to the Federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.

•

The Federal Criminal Statute on False Statements Relating to Health Care Matters—Makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services.

•

HIPAA Criminal Federal Health Care Fraud Statute—Enacted as part of the Health Insurance Portability and Accountability Act of 1996 (“HIPPA”), makes it a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of any health care benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.

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

•

HIPAA Health Information Privacy and Security—HIPAA, as amended by the federal Health Information Technology for Economic and Clinical Health Act (“HITECH”) imposes privacy, security, and breach reporting obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable protected health information, including, among other requirements, to implement certain policies and procedures, to support certain substantive rights of patients, mandatory contractual terms and technical safeguards to protect the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

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

•	The Federal Food, Drug and Cosmetic Act—A set of laws, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices.
•

Analogous State and Foreign Laws—There are state and foreign law equivalents of the above federal laws, such as the Anti-Kickback Statute and the False Claims Act, which may apply to items or services reimbursed by any third-party payor, including commercial insurers (i.e., so-called “all-payor anti-kickback laws”), as well as state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and, with respect to state laws, are often not pre-empted by HIPAA, thus requiring additional compliance efforts.

•

State and Foreign Laws Regulating Pharmaceutical Manufacturer Compliance Programs, Drug Price Transparency, and Other Practices—Some state and foreign laws require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation, or other remuneration to physicians and other healthcare providers. Several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

We expect that one or more of our products, if approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, including coverage for outpatient services and supplies, such as certain drug products, that are medically necessary to treat a beneficiary’s health condition. In addition, one or more of our products, if approved, may be covered and reimbursed under other federal health care programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services and pay quarterly rebates based on utilization of the manufacturer’s drugs under the program as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program. As part of the requirements to participate in these government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price and best price.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, guidance, case law or other applicable law. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, exclusion from participation in federal health care programs, such as Medicare and Medicaid, disgorgement, reputational harm, additional oversight and reporting obligations pursuant to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with applicable laws and regulations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to market our products, if approved, and adversely impact our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, these risks cannot be eliminated entirely. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

U.S. healthcare reform

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our future collaborators, to effectively sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or our future collaborators, may receive for any approved drugs. For example, the Patient Protection and Affordable Care Act, as emended by the Health Care and Education Reconciliation Act (collectively, “PPACA”) has substantially changed and continues to impact healthcare financing and delivery by both government payors and private insurers. Among the PPACA provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain federal programs identified in the PPACA;

•

expansion of beneficiary eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•

expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expansion of the types of entities eligible for the 340B drug discount program;
•

establishment of the Medicare Part D coverage gap discount program that, as a condition for the manufacturers outpatient drugs to be covered under Medicare Part D, requires manufacturers to provide a now 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period;

•

establishment of the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

•	creation of the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

reporting of certain financial arrangements between manufacturers of drugs, biologics, devices, and medical supplies and physicians and teaching hospitals under the Physician Payments Sunshine Act; and

•	annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners.

There have been judicial and Congressional challenges to certain aspects of the PPACA, as well as efforts by the Trump Administration to repeal or replace certain aspects of the PPACA that contribute to regulatory uncertainty that could affect the profitability of our products. While Congress has not enacted legislation to comprehensively repeal the PPACA, at least two bills affecting the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.”   In December 2018, a federal district court in Texas ruled that the PPACA’s individual mandate, without the penalty that was repealed effective January 1, 2019, was unconstitutional and could not be severed from the PPACA. As a result, the court ruled the remaining provisions of the PPACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the PPACA (i.e., whether the entire PPACA was therefore also unconstitutional). The Supreme Court of the United States granted certiorari on March 2, 2020, and the case is expected to be decided in 2021.

Since January 2017, President Trump has also signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements mandated by the PPACA. For example, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the PPACA, including the so-called “Cadillac”

tax on certain high-cost employer-sponsored health insurance plans, the annual fee imposed on certain health insurance providers, and the medical device excise tax on non-exempt medical devices.

Effective January 1, 2019, the Bipartisan Budget Act of 2018, among other things, further amended portions of the Social Security Act implemented as part of the PPACA to increase from 50% to 70% the point-of-sale discount that pharmaceutical manufacturers participating in the Coverage Gap Discount Program must provide to eligible Medicare Part D beneficiaries during the coverage gap phase of the Part D benefit, commonly referred to as the “donut hole,” and to reduce standard beneficiary cost sharing in the coverage gap from 30% to 25% in most Medicare Part D plans. In the future, there may be additional challenges and/or amendments to the PPACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

More recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. Congress has begun developing legislation and the Trump Administration has proposed and begun implementing regulatory reforms to further increase transparency around prices and price increases, lower out-of-pocket costs for consumers, and decrease spending on prescription drugs by government programs. Congress has conducted or is in the process of conducting inquiries into the prescription drug industry’s pricing practices. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or regulatory measures to address prescription drug costs. At the state level, legislatures are increasingly passing legislation and states are implementing regulations designed to control spending on and patient out-of-pocket costs for drug products. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and/or new payment methodologies, and place additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians and other healthcare providers receive for administering any approved product we might bring to market. Reductions in reimbursement levels and imposition of more rigorous coverage criteria or new payment methodologies may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any coverage or reimbursement policies instituted by Medicare or other federal health care programs may result in a similar policies from private payors. The implementation of cost containment measures or other healthcare reforms may affect our ability to generate revenue, attain or maintain profitability, or commercialize our drug candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Employees

As of December 31, 2019, we had 13 full-time employees. Of the workforce, 8 employees are directly engaged in research and development with the rest providing administrative, business and operations support. We are not bound by any collective bargaining agreements. We consider the relationship with our employees to be good. We also use outside consultants and contractors with unique expertise and skills for limited engagements. As of December 31, 2019, we utilized multiple outside consultants or contractors that represented approximately 4 full-time equivalents to supplement our full-time workforce.

Corporate Information

We were incorporated in Delaware in May 2019. Aprea Therapeutics AB was originally incorporated in 2002 and commenced principal operations in 2006. On September 20, 2019, we consummated a reorganization, pursuant to which all of the issued and outstanding stock and options of Aprea Therapeutics AB were exchanged for common stock, preferred stock or options, as applicable, of Aprea Therapeutics, Inc. As a result, Aprea Therapeutics AB became a wholly-owned subsidiary of Aprea Therapeutics, Inc. Our corporate headquarters are located at 535 Boylston Street,

Boston Massachusetts 02116, and our telephone number is (617) 463-9385.  In addition, we have research facilities in Stockholm, Sweden.

Available Information

Our corporate website address is www.aprea.com.  Information contained on or accessible through our website are not part of this Annual Report on Form 10-K, and inclusion of our website address in this annual report is an inactive textual reference only.  We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).  We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We are also a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year.  We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below together with the information contained elsewhere in this Annual Report on Form 10-K, including Part II, Item 8 “Financial Statements and Supplementary Data” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report, including our financial statements and the related notes. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and our stockholders may lose all or part of their investment.

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $28.1 million, $15.5 million and $15.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our accumulated deficit was $90.5 million as of December 31, 2019. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock. We have devoted substantially all of our efforts to research and development. Our lead product candidate, APR-246, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We believe that our existing cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

In general, our clinical trials of APR-246 include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of APR-246 and our other product candidates will include similar patients with deteriorating health. Multiple patients in our trials have experienced adverse events, including serious adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness and neutropenia. Some patients in our trials have experienced serious adverse events.  In the Phase 3 MDS Trial, serious adverse events, regardless of causality, reported for more than one patient as of March 18, 2020 were: febrile neutropenia (21%), pyrexia (8%), lung infection (7%), muscle weakness (5%), confusional state (3%), pneumonia (3%), respiratory failure (3%), sepsis (3%), cellulitis (2%), acute febrile neutrophilic dermatosis (2%), acute kidney injury (2%), acute respiratory distress syndrome (2%), cardiac failure (2%), dyspnea (2%), encephalopathy (2%), hypotension (2%), hypoxia (2%), pericarditis (2%), thrombocytopenia (2%), pneumonitis (2%), urinary tract infection (2%). In the U.S. Phase 1b/2 MDS/AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of March 18, 2020 were: febrile neutropenia (33%), pneumonia (20%), sepsis (11%), lung infection (9%), pyrexia (7%), dehydration (5%), muscle weakness (5%), respiratory failure (5%), vomiting (5%), angina (4%), atrial fibrillation (4%), embolism (4%), intracranial hemorrhage (4%), multi-organ failure (4%). In the French Phase 1b/2 MDS/AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of March 18, 2020 were: Febrile neutropenia (30%), device related infection (9%), sepsis (8%), lung disorder (6%), ataxia (4%), cellulitis (4%), colitis (4%), dizziness (4%), large intestine infection (4%), lung infection (4%), pneumonia (4%), septic shock (4%), subdural hematoma (4%), urinary tract infection (4%). In the Phase 2 MDS/AML post-transplant trial there have been no serious adverse events, regardless of causality, reported in more than one patient as of March 18, 2020. In the Phase 1 AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of March 18, 2020 were: febrile neutropenia (50%), sepsis  (25%). In the Phase 1b/2 Clinical Trial of APR 246 in Platinum Sensitive Ovarian Cancer (PiSARRO), serious adverse events, regardless of causality, reported in more than one patient were: device related infection (17%), vomiting (17%), febrile neutropenia (8%), infection (6%), small intestinal obstruction (6%) and thrombocytopenia (6%).

Some patients have died during their participation in the clinical trials for APR-246; there have been two deaths reported by an investigator as possibly related to both APR-246 and azacitidine, one death reported by an investigator as possibly related to APR-246 and four deaths reported by an investigator as possibly related to azacitidine. We believe that the deaths with any relation to APR-246 may have been caused by the underlying disease, other comorbidities from which such patient was suffering or the other co-administered treatments. Any deaths occurring in our clinical trials, whether related to our product candidate or not, could affect perceptions relating to our product candidate.

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

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or registration trials. The FDA or comparable foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or comparable foreign regulatory authorities. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

Before obtaining marketing approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and adequate and well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and elsewhere to the satisfaction of other comparable foreign regulatory authorities, that the product candidate is safe and effective for use for that target indication. There is no assurance that the FDA or other comparable foreign regulatory authorities will consider our future clinical trials to be sufficient to serve as the basis for approval of one of our product candidates for any indication. The FDA and other comparable foreign regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that a product candidate is safe and effective. If we are required to conduct additional clinical trials of a product candidate than we expect prior to its approval, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other comparable foreign regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Our business relies upon information technology systems operated by us and by our third party service providers. These systems may fail or experience operational disruption, experience cybersecurity attacks, or be damaged by computer viruses and unauthorized access. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. While we are currently in the process of developing and implementing policies and procedures to ensure the security and integrity of our information technology systems and confidential and proprietary information, we do not currently have any such policies and procedures formally in place. If we fail to develop and maintain adequate policies and procedures for the protection of our information technology systems and confidential and proprietary information, we may be vulnerable to security breaches or disruptions and system breakdowns or other damage or interruptions, and face legal and reputational risk. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to or store our confidential information. We do not conduct audits or formal evaluations of our third-party vendors’ information technology systems and cannot be sure that our third-party vendors have sufficient measures in place to ensure the security and integrity of their information technology systems and our confidential and proprietary information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed. While we have not, to our knowledge, experienced any material IT system failures or cybersecurity attacks to date, we frequently must defend against and respond to cybersecurity incidents and attacks and cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, compromises of personal information or confidential commercial information, other operationally significant breaches in our systems or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, business operations, a breach of sensitive personal information or a loss or corruption of critical data assets including trade secrets or other proprietary information. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such IT system failures, cybersecurity attacks or vulnerabilities to our or our third-party vendors’ information security programs or defenses could result in legal liability, reputational damage, business interruption, and our competitive position could be harmed and the further development and commercialization of our products or any future products could be delayed or disrupted. Moreover, containing and remediating any IT system failure, cybersecurity attack or vulnerability may require significant investment of resources. Furthermore, significant security breaches or disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us.

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

In some countries, particularly member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we, or our future collaborators, may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

An epidemic or pandemic disease outbreak, including the recent coronavirus (COVID-19), could disrupt our business operations as well as the business or operations of our single third-party manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, or other third parties with whom we conduct business which may have a material adverse effect on our business, results of operations, financial condition and prospects.

An epidemic or pandemic disease outbreak, including the recent 2019 novel coronavirus (COVID-19), could severely disrupt our operations or the operations of third parties that we depend on, including our single third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects.  In addition, supply chain disruptions due to response to COVID-19 or otherwise could have a material adverse effect on the availability or cost of materials for the API for APR-246.  Quarantines, restrictions or bans in travel into and within the countries in which we operate, our manufacturer produces the API for APR-246 or where we conduct our clinical trials could impede, delay, limit or prevent the production or delivery or release of our product candidates to our trial sites, and trial investigators, patients or other critical staff could be restricted from traveling to our trial sites. In addition, some of our clinical sites could slow or cease patient recruitment, patient treatment and/or access to patient data. We have observed a recent decrease in both patient screening and patient enrollment as a result of the COVID-19 pandemic. Any or all of these factors could impede, delay, limit or prevent completion of our ongoing clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business, results of operations, financial conditions and prospects.

While there is significant uncertainty relating to the potential effect of the coronavirus on our business and operations, infections may become more widespread and travel restrictions may worsen, including in the United States, Sweden and other countries where our trials are conducted or the API for APR-246 is manufactured, any of which could have a material adverse effect our business, results of operations, financial conditions and prospects.  There could be potential effect of the coronavirus to the business at FDA, the EMA and other regulators, which could result in delays of reviews and approvals of our product candidate or our proposed clinical trials.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice, or GCP, International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA, also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMP, regulations. Our failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The API, for APR-246 is currently manufactured by a single contract manufacturer. Although we may do so in the future, we do not currently have arrangements in place for redundant supply of the API for APR-246. We contract with a different manufacturer for formulation of drug product, sterile fill of vials, labeling and packaging, and the storage and distribution of APR-246 to clinical sites.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or the EMA pursuant to inspections that will be conducted after we submit our NDA to the FDA or our MAA to the EMA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory bodies, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved.

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

The chemical structure of APR-246 is in the public domain. Accordingly, we do not own or license any composition of matter patents claiming the compound of APR-246 and will not in the future own or license any composition of matter patents claiming the chemical structure of APR-246 as described in the public domain. Our patent portfolio for APR-246 currently consists of method-of-use and formulation patent claims, and dosing, manufacturing processes, crystalline solid form, and combination therapy patent application claims. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies. Any failure to obtain or maintain patent protection with respect to APR-246 and our other product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If it is later determined that our activities or product candidates infringe, misappropriate or otherwise violate the intellectual property of third parties we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

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

The vote on June 23, 2016 by the U.K. to exit the EU, or Brexit, has created uncertainty in the global financial markets, but the eventual effects of the U.K.’s withdrawal from the EU on our business or our investment portfolios are uncertain at this time. On March 29, 2017, the Prime Minister of the U.K. notified the European Council in accordance with Article 50 of the Treaty on European Union of the U.K.’s intention to withdraw from the EU, triggering a two-year period for the negotiation of the U.K.’s withdrawal from the EU. This period was further extended subsequently. The effect of Brexit on our business and investments is uncertain as negotiations commence to determine the future items of the U.K. relationship with the EU. Furthermore, Brexit is likely to continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the U.K.’s future relationship with the EU are settled. These effects could have an adverse effect on our business, investments and future operations in Europe. A withdrawal agreement and a political declaration were agreed at the European Council on October 17, 2019, on the terms of which the U.K. left the EU on January 31, 2020. A transition period is currently running, during which the U.K. is, with some exceptions, treated as a member of EU. After the transition period, which is expected to end on December 31, 2020, the relationship between the UK and the EU would be regulated by any agreement concluded during the transition period. A ‘no-deal’ Brexit scenario could therefore still occur if the U.K. and the EU do not conclude such an agreement. In a no-deal scenario, due to the U.K. leaving the single-market and in the absence of further transitional arrangements with the EU, there is a greater risk that trade between UK and EU businesses will be materially adversely affected, particularly in relation to highly regulated products such as pharmaceuticals and products of animal-origin, due to the additional regulatory burdens that are likely to be imposed on exporters/importers which may affect the availability of these products.

The consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreement in place on a future relationship would have.

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. APR-246 has received orphan drug designation from the FDA for use in the treatment of high-risk myelodysplastic syndromes, or MDS, and orphan drug designation from the European Commission for MDS, AML, and ovarian cancer. We may seek orphan drug designations for APR-246 for other indications or for other of our product candidates. There can be no assurances that we will be able to obtain such designations.

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

The European Commission can grant orphan drug product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the European Union, or (2) a life threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that sales of the drug in the European Union would generate a sufficient return to justify the necessary investment. In addition, it must be established that there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized EU marketing authorization, as well as 10 years of market exclusivity following a marketing authorization. During this market exclusivity period, neither the EMA nor the European Commission nor the EU member states can accept an application or grant a marketing authorization for a ‘similar medicinal product.’ A ‘similar medicinal product’ is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

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

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our future collaborators, to effectively sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or our future collaborators, may receive for any approved drugs.

In the United States, the Congress and recent presidential administrations have enacted or are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products, if approved, and to do so effectively. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access.

In the United States, the pharmaceutical industry has been a particular focus of efforts to reform the healthcare system and has been significantly affected by major legislative initiatives, including the PPACA which contains provisions that may potentially affect the profitability of our products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs, and expansion of the entities eligible for discounts under the Public Health Services pharmaceutical pricing program. There have been judicial and Congressional challenges to the PPACA, as well as efforts by the Trump Administration to repeal or replace certain aspects of the PPACA that contribute to regulatory uncertainty that could affect the profitability of our products. While Congress has not enacted legislation to comprehensively repeal the PPACA, at least two bills affecting the implementation of certain provisions of the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” In December 2018, a federal district court in Texas ruled the individual mandate, without the penalty that was repealed effective January 1, 2019, was unconstitutional and could not be severed from the PPACA. As a result, the court ruled the remaining provisions of the PPACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the PPACA (i.e. whether the entire PPACA was therefore also unconstitutional). The Supreme Court of the United States granted certiorari on March 2, 2020, and the case is expected to be decided in 2021.

Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements mandated by the PPACA. For example, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the PPACA, including the so-called “Cadillac” tax on certain high-cost employer-sponsored health insurance plans and the annual fee imposed on certain health insurance providers.

Effective January 1, 2019, the Bipartisan Budget Act of 2018, among other things, further amended portions of the Social Security Act implemented as part of the PPACA to increase from 50% to 70% the point-of-sale discount that pharmaceutical manufacturers participating in the Coverage Gap Discount Program must provide to eligible Medicare Part D beneficiaries during the coverage gap phase of the Part D benefit, commonly referred to as the “donut hole,” and to reduce standard beneficiary cost sharing in the coverage gap from 30% to 25% in most Medicare Part D plans. In the future, there may be additional challenges and/or amendments to the PPACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

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

Regulatory proposals have been made to allow the importation of prescription drugs into the United States that are approved for marketing in Canada, and potentially other countries. If such proposals become effective, and if APR-246 or another similar or equivalent drug product is approved in another ex-US jurisdiction, these regulatory proposals may impact the competition our product may face, if approved. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

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

Although we have received breakthrough therapy designation for APR-246 for the treatment of patients with myelodysplastic syndrome having a susceptible TP53 mutation, this does not ensure that we will receive marketing approval of that marketing approval will be granted within any particular timeframe.

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

Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payors, our relationships with healthcare providers, physicians and third-party payors will subject us to healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, without limitation, the following:

•

The Federal Anti-Kickback Statute—An intent-based federal criminal statute that prohibits, among other things, any person from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made, in whole or in part, by a federal health care program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The PPACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute, to clarify that a person or entity need not have actual knowledge of this statute or specific intent to violate it. The Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may be imposed if the government determines that an entity has committed acts that are prohibited by the Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry practices from prosecution, the exceptions and safe harbors are narrowly drawn, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors are the subject of possible regulatory reforms. Any changes to the safe harbors may impact our future contractual and other arrangements with pharmacy benefit managers, group purchasing organizations, third-party payors, wholesalers and distributors, healthcare providers and prescribers, and other entities, as well as our future pricing strategies.

•

The Federal Civil False Claims Act—Imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to a federal healthcare program or knowingly making using or causing to be made or used a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363 per false claim or statement for penalties assessed after January 29, 2018, with respect to violations occurring after November 2, 2015. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the federal civil False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There is also the Federal Criminal False Claims Act, which is similar to the Federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.

•

The Federal Criminal Statute on False Statements Relating to Health Care Matters—Makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services.

•

HIPAA Criminal Federal Health Care Fraud Statute—Enacted as part of HIPPA, makes it a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defend any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.

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

•

HIPAA Health Information Privacy and Security—The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, or collectively, HIPAA, imposes privacy, security, and breach reporting obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable protected health information, including, among other requirements, to implement certain policies and procedures, to support certain substantive rights of patients, mandatory contractual terms and technical safeguards to protect the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

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

•

State and Foreign Laws Regulating Pharmaceutical Manufacturer Compliance Programs, Drug Price Transparency, and Other Practices—Some state and foreign laws require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation, or other remuneration to physicians and other healthcare providers. Several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data centers and cloud-based data centers. We utilize external security and infrastructure vendors to manage our information technology systems and data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access or disruptions to our IT systems, inappropriate use or disclosure of protected information, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data.

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

Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Moreover, privacy and cybersecurity laws and regulations are evolving, and may continue to add additional compliance costs and legal risks. For example, the California legislature passed the California Consumer Protection Act (CCPA), which came into effect January 1, 2020. The CCPA requires companies doing business in California to disclose information regarding the collection and use of a consumer’s personal data, and comply with certain qualified privacy rights requests, including rights to request deletion of or to stop the sale of their personal information. While the CCPA includes certain exemptions for data protected by HIPPA or in certain research contexts, the law covers a wide range of data we my process in other contexts. The CCPA also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. The CCPA may be further amended or interpretations of the CCPA may continue to evolve with regulatory guidance. Moreover, several states are considering similar legislation. We are still evaluating whether and how the CCPA and similar evolving legislation will impact or operations and/or limit the ways in which we can provide services or use personal data collected while providing services. The U.S. Department of Health and Human Services (HHS) Office for Civil Rights, in partnership with the Healthcare and Public Health Sector Coordinating Council (HSCC), recently issued cybersecurity guidelines for healthcare organizations that reflect consensus-based, voluntary practices to cost-effectively reduce cybersecurity risks for organizations of various sizes. Although these HHS-backed guidelines entitled “Health Industry Cybersecurity Practices; Managing Threats and Protecting Patients,” are voluntary, they are likely to serve as an important reference point for the healthcare industry.

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

Any clinical trial programs we conduct or research collaborations we enter into in the European Economic Area (“EEA”)/UK may subject us to European data protection laws including, the EU General Data Protection Regulation 2016/679 (“GDPR”).

We are subject to the GDPR (as implemented by countries in Europe), which applies extra-territorially and implements stringent operational requirements on controllers (e.g., sponsors) and processors (e.g., CROs, laboratories) of personal data, including, for example, high standards for obtaining valid consent from individuals to process their personal data (where consent is the legal ground relied upon), the requirements to provide detailed disclosures to individuals, restrictions on transfers of personal data from the EEA/UK, short timelines for personal data breach notifications to data protection authorities, limitations on retention of personal data, additional considerations where processing health data and other “special categories of personal data” and specific obligations where third-party processors are engaged. Further, the GDPR provides that EU Member States (and the UK) may establish their own laws and regulations further restricting the processing of genetic data, biometric data, health data and other personal data, which could limit our ability to use and share such personal data or could cause our costs to increase. The GDPR imposes onerous accountability obligations requiring controllers and processors to maintain a record of their data processing activities and policies and procedures to demonstrate compliance with the GDPR. We do not currently have any formal data privacy policies and procedures in place and have not completed an assessment of whether we are in compliance with the GDPR. The GDPR also grants certain privacy rights to individuals (e.g., the right to access or erase their personal data). If our or our vendors’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to stop or change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims for financial or non-financial loss by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices.

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

Our total gross deferred tax assets as of December 31, 2019 were $19.7 million. Of that amount, $17.4 million relates to gross deferred tax assets in Aprea AB. Our anticipated activities are also expected to result in future significant net operating losses in the United States and Sweden resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $19.7 million on our net deferred tax assets as of December 31, 2019, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Sweden or the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

As of December 31, 2019, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 90.0% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2019, we have outstanding 21,022,752 shares of common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have facilities in Boston, Massachusetts and Stockholm, Sweden. Our Boston facilities consist of office space of approximately 2,295 square feet under an operating lease agreement that expires in 2021. Our Stockholm facilities consist of office and laboratory space of approximately 3,980 square feet under an operating lease agreement that expires in 2022.  We believe that are current facilities are suitable and adequate to meet our current needs.  We believe that suitable additional or substitute space will be available as needed to accommodate any potential expansion of our operations.

Item 3.   Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock has been listed on the Nasdaq Global Select Market under the symbol "APRE" since October 3, 2019.

As of March 27, 2020, we had 29 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid a cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determinations to pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and any other factors that our board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans will be included in an amendment to this Annual Report in Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

Stock Performance Graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201 of Regulation S-K.

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

Repurchases of equity securities by the issuer

None.

Item 6. Selected Financial Data

The following table sets forth our selected financial data for the periods indicated.  You should read the following selected financial data in conjunction with our audited financial statements and the related notes thereto included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.

The consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019, 2018 and 2017, are derived from our audited financial statements included elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected in the future

	Years ended December 31,
	2019	2018	2017
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$20,950,672	$14,194,732	$13,392,631
General and administrative	8,593,626	2,294,671	2,459,744
Total operating expenses	29,544,298	16,489,403	15,852,375
Other income (expense):
Interest expense	156,351	(182)	(15)
Foreign currency gain	1,328,140	961,316	662,140
Total other income (expense)	1,484,491	961,134	662,125
Net loss	$(28,059,807)	$(15,528,269)	$(15,190,250)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(4.67)	$(13.45)	$(13.17)
Weighted average common shares outstanding, basic and diluted(1)	6,002,486	1,154,368	1,153,069

(1)

See Note 2 to our audited financial statements included elsewhere in this prospectus for an explanation of the method used to calculate basic and diluted net loss per share as well as the weighted-average number of common shares used in the computation of the per share amounts.

	December 31,
	2019	2018	2017
Consolidated Balance Sheet Data:
Cash and cash equivalents	$130,088,869	$65,675,931	$24,401,488
Working capital(1)	123,983,013	61,129,968	20,430,334
Total assets	133,607,885	66,022,638	24,761,804
Total liabilities	9,364,355	4,868,109	4,301,013
Convertible preferred stock	—	112,590,631	56,225,986
Total stockholders’ equity (deficit)	124,243,530	(51,436,102)	(35,765,195)

(1)	We define working capital as current assets less current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with Part I, Item I, “Business” and Item 8, ‘Financial Statements and Supplementary Data.”  For information on risks and uncertainties related to our business that may make past performance not indicative of future results or cause actual results to differ materially from any forward looking statements, see “Special Note Regarding Forward-Looking Statements,” and Part I, Item 1A, ‘Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics that reactivate mutant p53 tumor suppressor protein. p53 is the protein expressed from the TP53 gene, the most commonly mutated gene in cancer. We believe that mutant p53 is an attractive therapeutic target due to the high incidence of p53 mutations across a range of cancer types and its involvement in key cellular activities such as apoptosis. Cancer patients with mutant p53 face a significantly inferior prognosis even when treated with the current standard of care, and a large unmet need for these patients remains. Our lead product candidate, APR-246, is a small molecule p53 reactivator that is in late-stage clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. APR-246 has received Orphan Drug, Fast Track and Breakthrough designations from the FDA for MDS, and Orphan Drug designation from the European Commission for MDS, AML and ovarian cancer, and we believe APR-246 will be a first-in-class therapy if approved by applicable regulators. We have commenced a pivotal Phase 3 trial of APR-246 with azacitidine for frontline treatment of TP53 mutant MDS and expect initial data from this trial in the second half of 2020. Our pivotal Phase 3 trial is supported by data from two ongoing Phase 1b/2 investigator initiated trials, one in the U.S. and one in France, testing APR-246 with azacitidine as frontline treatment in TP53 mutant MDS and AML patients.

Aprea Therapeutics AB, or Aprea AB, was originally incorporated in 2002 and commenced principal operations in 2006. We incorporated Aprea Therapeutics, Inc. (the “Company”) in May 2019. In September 2019 we completed a corporate reorganization and, as a result, all of the issued and outstanding stock of Aprea AB was exchanged for common stock, preferred stock or options, as applicable, of the Company. As a result of such transactions, Aprea AB became a wholly-owned subsidiary of the Company.

We have devoted substantially all of our resources to developing our product candidates, including APR-246, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through December 31, 2019, we had received net proceeds of approximately $223.8 million from our sales of preferred and common stock.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $28.1 million, $15.5 million and $15.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $90.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of December 31, 2019, we had cash and cash equivalents of $130.1 million. We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

We typically use our employee and infrastructure resources across our development programs. We track outsourced development costs and payments made to our research partners by product candidate or development program, but we do not allocate personnel costs or other internal costs to specific development programs or product candidates.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Other income and expense

Interest income and expense

Interest income consists of income earned on our cash and cash equivalents. Interest expense consists of bank charges and fees incurred on our cash and cash equivalents. Our interest income will initially increase as our investment balances will be higher due to the cash proceeds received from our IPO.  Such interest income will then decrease as our cash balance decreases as we continue to fund our operations.

Foreign currency gain

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiaries Aprea AB and Aprea Personal AB are measured using the foreign subsidiaries’ local currency as the functional currency. Aprea AB cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statement of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity and as other comprehensive loss on the consolidated statement of operations and comprehensive loss.

Income taxes

Since Aprea AB’s inception in 2002, we have not recorded any U.S. federal, state or foreign income tax expense or benefits for the net losses we have incurred in any year, due to our uncertainty of realizing a benefit from those items. We have provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2019, we had $89.9 million, $7.4 million and $5.8 million of foreign, federal and state net operating loss carryforwards, respectively, that expire at various dates through 2037. Certain of these foreign, federal and state net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization amounts.

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

Determination of fair value of common stock

As a privately held company (through October 2, 2019), there had been no public market for our common stock, the estimated fair value of our common stock had been determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using a hybrid method, which used market approaches to estimate our enterprise value. The hybrid method is a probability-weighed expected return method, or PWERM, where the equity value in one or more scenarios is calculated using an option-pricing method, or OPM. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. These third-party valuations were performed at various dates, which resulted in valuations of our common stock of $0.92 per share as of May 31, 2016, $1.01 per share as of October 2, 2017, $3.18 per share as of December 31, 2018 and $10.95 per share as of July 15, 2019.

In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

•	the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
•	the progress of our research and development programs, including the status and results of preclinical studies and clinical trials for our product candidates;
•	our stage of development and commercialization and our business strategy;
•	external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•	the lack of an active public market for our common stock and our preferred stock;
•	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale of our company in light of prevailing market conditions; and
•	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

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

Results of operations

Comparison of the years ended December 31, 2019 and 2018

	Years ended December 31,
	2019	2018	Change
Operating expenses:
Research and development	$20,950,672	$14,194,732	$6,755,940
General and administrative	8,593,626	2,294,671	6,298,955
Total operating expenses	29,544,298	16,489,403	13,054,895
Other income (expense):
Interest income (expense)	156,351	(182)	156,533
Foreign currency gain	1,328,140	961,316	366,824
Total other income (expense)	1,484,491	961,134	523,357
Net loss	$(28,059,807)	$(15,528,269)	$(12,531,538)

Research and development expenses

	Years ended December 31,
	2019	2018	Change
APR-246	$15,937,442	$10,957,970	$4,979,472
Other early-stage development programs	1,829,776	656,692	1,173,084
Unallocated research and development expenses	3,183,454	2,580,070	603,384
Total research and development expenses	$20,950,672	$14,194,732	$6,755,940

Research and development expenses for the year ended December 31, 2019 were $21.0 million, compared to $14.2 million for the year ended December 31, 2018. The increase of $6.8 million was primarily related to the advancement of our clinical product candidate APR-246.  In the first quarter of 2019 we commenced a pivotal Phase 3 clinical trial of APR-246 with azacitidine for frontline treatment of TP53 mutant MDS which is supported by two ongoing Phase 1b/2 investigator initiated trials, one in the U.S. and one in France, testing APR-246 with azacitidine as frontline treatment in TP53 mutant MDS and AML patients.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2019 were $8.6 million, compared to $2.3 million for the year ended December 31, 2018. The increase of $6.3 million was primarily related to increases of $3.4 million in legal and accounting fees, $0.3 million in consulting fees and $1.9 million in personnel related costs including $1.0 million of non-cash stock-based compensation.  The increase in legal, accounting and consulting fees was primarily related to costs associated with the corporate reorganization that was completed in September 2019 as well as the preparation of our financial statements and overall readiness to become a public company.  The increase in personnel costs was primarily related to increased non-cash stock-based compensation expense as a result of the addition of a member of senior management in August 2019.

Other income and expense

Foreign currency gain for the year ended December 31, 2019 was $1.3 million compared to $0.9 million for the year ended December 31, 2018. The increase of $0.4 million was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the year ended December 31, 2019. Interest income (expense) for the year ended December 31, 2019 consisted primarily of interest expense associated with our facility leases and interest income on our cash and cash equivalents.  Interest expense for the year ended December 31, 2018 consisted of an insignificant amount of banking charges or fees.

Comparison of the years ended December 31, 2018 and 2017

	Years ended December 31,
	2018	2017	Change
Operating expenses:
Research and development	$14,194,732	$13,392,631	$802,101
General and administrative	2,294,671	2,459,744	(165,073)
Total operating expenses	16,489,403	15,852,375	637,028
Other income (expense):
Interest expense	(182)	(15)	(167)
Foreign currency gain	961,316	662,140	299,176
Total other income (expense)	961,134	662,125	299,009
Net loss	$(15,528,269)	$(15,190,250)	$(338,019)

Research and development expenses

	Years ended December 31,
	2018	2017	Change
APR‑246	$10,957,970	$9,388,373	$1,569,597
Other early‑stage development programs	656,692	1,243,991	(587,299)
Unallocated research and development expenses	2,580,070	2,760,267	(180,197)
Total research and development expenses	$14,194,732	$13,392,631	$802,101

Research and development expenses for the year ended December 31, 2018 were $14.2 million, compared to $13.4 million for the year ended December 31, 2017. The increase of $0.8 million was primarily related to the advancement of our clinical product candidate APR-246.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2018 were $2.3 million, compared to $2.5 million for the year ended December 31, 2018.

Other income and expense

Other income and expense for the year ended December 31, 2018 consisted of an insignificant amount of banking fees on our cash balances and a foreign currency gain of $1.0 million. Other income and expense for the year ended December 31, 2017 consisted of an insignificant amount of banking charges or fees and a foreign currency gain of $0.7 million.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through December 31, 2019, we had received net proceeds of $223.8 million from our sales of preferred and common stock. As of December 31, 2019, we had cash and cash equivalents of $130.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Years ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$(26,708,707)	$(15,250,234)	$(14,002,118)
Investing activities	(30,901)	(3,702)	—
Financing activities	92,575,538	56,366,742	23,343,863
Net increase in cash and cash equivalents	$65,835,930	$41,112,806	$9,341,745

Operating activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $26.7 million for the year ended December 31, 2019 compared to $15.3 million for the year ended December 31, 2018.  The increase in cash used in operating activities of $11.5 million was primarily attributable to an increase in our net loss of $12.5 million, resulting from both increased research and development expenses and increased general and administrative expenses discussed previously.

Net cash used in operating activities was $15.3 million for the year ended December 31, 2018 compared to $14.0 million for the year ended December 31, 2017. The increase in cash used in operating activities of $1.3 million was primarily attributable to an increase in our net loss of $0.3 million, an increase in non-cash expenses of $0.4 million, resulting primarily from an increase in foreign currency gains of $0.3 million and a decreases in stock-based compensation of $0.1 million, and a decrease in the components of working capital of $0.5 million.

Investing activities

Cash used in investing activities for the years ended December 31, 2019, 2018 and 2017 was $30,901, $3,702 and $0, respectively.  Cash used in investing activities for these years represented the acquisition and property and equipment

We expect that investing activities will increase over the next several years.

Financing activities

Net cash provided by financing activities was $92.6 million for the year ended December 31, 2019 compared to $56.4 million for the year ended December 31, 2018. The increase in cash provided by financing activities of $36.2 million was primarily attributable to net proceeds of $86.9 million received from our IPO which was completed in October 2019 and net proceeds of $5.6 million from the issuance of Series C convertible preferred stock in February 2019.

Net cash provided by financing activities was $56.4 million for the year ended December 31, 2018 compared to $23.3 million for the year ended December 31, 2017. The increase in cash provided by financing activities of $33.1 million was attributable to the issuance of Series C convertible preferred stock in November 2018 for net proceeds of $56.4 million. In October 2017, we issued Series B convertible preferred stock for net proceeds of $23.3 million.

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

As of December 31, 2019, we had cash and cash equivalents of $130.1 million. We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations at December 31, 2019:

	Payments due by period
		Less than			More than
	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
Operating leases(1)	$567,850	$251,008	$316,842	$—	$—
Total	$567,850	$251,008	$316,842	$—	$—

(1)

Represents minimum payments due for our lease of office space in Boston, Massachusetts under an operating lease agreement that, as amended, expires in 2021 and our lease of office and laboratory space in Solna, Sweden under an operating lease agreement that expires in June 2022.

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice of 30 days and, as a result, are not included in the table of contractual obligations above. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements that discusses new accounting pronouncements

Item 7A. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of December 31, 2019, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Item 8. Financial Statements and Supplementary Data

Aprea Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aprea Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aprea Therapeutics, Inc. (the Company) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Iselin, New Jersey

March 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aprea Therapeutics AB

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aprea Therapeutics AB (the Company) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young AB

We have served as the Company's auditor since 2015.

Stockholm, Sweden
August 20, 2019

Except for the stock split described in Note 2, as to which the date is September 27, 2019

Aprea Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$130,088,869	$65,675,931
Prepaid expenses and other current assets	2,955,878	322,146
Total current assets	133,044,747	65,998,077
Property and equipment, net	41,639	24,450
Right of use lease asset	521,392	—
Other noncurrent assets	107	111
Total assets	$133,607,885	$66,022,638
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,176,852	$1,739,337
Accrued expenses	6,642,553	3,128,772
Lease liability—current	242,329	—
Total current liabilities	9,061,734	4,868,109
Lease liability—noncurrent	302,621	—
Total liabilities	9,364,355	4,868,109
Commitments and contingencies (Note 11)
Convertible preferred stock:
Series A convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at December 31, 2019 and 612,446 shares issued and outstanding at December 31, 2018	—	6,483,044
Series B convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at December 31, 2019 and 7,235,969 shares issued and outstanding at December 31, 2018	—	49,742,942
Series C convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at December 31, 2019 and 4,712,698 issued and outstanding at December 31, 2018	—	56,364,645
Total convertible preferred stock	—	112,590,631
Stockholders’ equity (deficit):
Common stock, $0.001 par value at December 31, 2019 and $0.11 par value at December 31, 2018; 21,022,752 and 1,155,366 shares issued and outstanding at December 31, 2019 and 2018, respectively.	21,023	127,091
Additional paid-in capital	226,284,548	19,666,588
Accumulated other comprehensive loss	(11,533,778)	(8,761,325)
Accumulated deficit	(90,528,263)	(62,468,456)
Total stockholders’ equity (deficit)	124,243,530	(51,436,102)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$133,607,885	$66,022,638

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$20,950,672	$14,194,732	$13,392,631
General and administrative	8,593,626	2,294,671	2,459,744
Total operating expenses	29,544,298	16,489,403	15,852,375
Other income (expense):
Interest income (expense)	156,351	(182)	(15)
Foreign currency gain	1,328,140	961,316	662,140
Total other income (expense)	1,484,491	961,134	662,125
Net loss	$(28,059,807)	$(15,528,269)	$(15,190,250)
Other comprehensive income (loss):
Foreign currency translation	(2,772,453)	(473,919)	495,160
Total comprehensive loss	$(30,832,260)	$(16,002,188)	$(14,695,090)
Net loss per share attributable to common stockholders, basic and diluted	$(4.67)	$(13.45)	$(13.17)
Weighted-average common shares outstanding, basic and diluted	6,002,486	1,154,368	1,153,069

See accompanying notes to consolidated financial statements

Aprea Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Convertible preferred stock								Additional	Accumulated other		Total stockholders’
	Series A		Series B		Series C		Common Stock		Paid‑in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	(deficit)
Balance at January 1, 2017	612,446	$6,483,044	3,913,207	$26,399,079	—	$—	1,153,061	$126,838	$18,940,120	$(8,782,566)	$(31,749,937)	$(21,465,545)
Issuance of Series B convertible preferred stock, net of issuance costs of $47,047	—	—	3,322,762	23,343,863	—	—	—	—	—	—	—	—
Stock‑based compensation	—	—	—	—	—	—	—	—	395,440	—	—	395,440
Foreign currency translation	—	—	—	—	—	—	—	—	—	495,160	—	495,160
Net loss	—	—	—	—	—	—	—	—	—	—	(15,190,250)	(15,190,250)
Balance at December 31, 2017	612,446	$6,483,044	7,235,969	$49,742,942	—	$—	1,153,061	$126,838	$19,335,560	$(8,287,406)	$(46,940,187)	$(35,765,195)
Issuance of Series C convertible preferred stock, net of issuance costs of $3,278,302	—	—	—	—	4,712,698	56,364,645	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	2,305	253	1,844	—	—	2,097
Stock‑based compensation	—	—	—	—	—	—	—	—	329,184	—	—	329,184
Foreign currency translation	—	—	—	—	—	—	—	—	—	(473,919)	—	(473,919)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,528,269)	(15,528,269)
Balance at December 31, 2018	612,446	$6,483,044	7,235,969	$49,742,942	4,712,698	$56,364,645	1,155,366	$127,091	$19,666,588	$(8,761,325)	$(62,468,456)	$(51,436,102)
Issuance of Series C convertible preferred stock, net of issuance costs of $53,509	—	—	—	—	467,179	5,598,362	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	160	—	100	—	—	100
Exercise of stock options	—	—	—	—	—	—	322,267	3,179	67,818	—	—	70,997
Stock‑based compensation	—	—	—	—	—	—	—	—	1,345,722	—	—	1,345,722
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,772,453)	—	(2,772,453)
Exchange of preferred and common stock of Aprea Therapeutics AB into stock of Aprea Therapeutics, Inc.	—	—	—	—	—	—	—	(128,792)	128,792	—	—	—
Conversion of preferred stock into common stock	(612,446)	(6,483,044)	(7,235,969)	(49,742,942)	(5,179,877)	(61,963,007)	13,028,292	13,028	118,175,965	—	—	118,188,993
Common stock issued in IPO, net of issuance costs of $10,843,925	—	—	—	—	—	—	6,516,667	6,517	86,899,563	—	—	86,906,080
Net loss	—	—	—	—	—	—	—	—	—	—	(28,059,807)	(28,059,807)
Balance at December 31, 2019	—	$—	—	$—	—	$—	21,022,752	$21,023	$226,284,548	$(11,533,778)	$(90,528,263)	$124,243,530

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(28,059,807)	$(15,528,269)	$(15,190,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,126	8,316	7,932
Stock‑based compensation	1,345,722	329,184	395,440
Amortization of right of use lease asset	159,128	—	—
Foreign currency gain	(1,328,140)	(961,316)	(662,140)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(2,633,732)	(19,452)	4,041
Accounts payable	437,515	214,380	327,054
Accrued expenses and other liabilities	3,513,782	706,923	1,115,805
Lease liability	(154,301)	—	—
Net cash used in operating activities	(26,708,707)	(15,250,234)	(14,002,118)
Cash flows from investing activities:
Purchases of property and equipment	(30,901)	(3,702)	—
Net cash used in investing activities	(30,901)	(3,702)	—
Cash flows from financing activities:
Proceeds from the exercise of stock options	70,997	2,097	—
Proceeds from issuance of common stock in initial public offering, net	86,906,179	—	—
Proceeds from issuance of Series B convertible preferred, net	—	—	23,343,863
Proceeds from issuance of Series C convertible preferred, net	5,598,362	56,364,645	—
Net cash provided by financing activities	92,575,538	56,366,742	23,343,863
Increase in cash	65,835,930	41,112,806	9,341,745
Effect of exchange rate changes on cash	(1,422,992)	161,637	1,394,568
Cash and cash equivalents—beginning of year	65,675,931	24,401,488	13,665,175
Cash and cash equivalents—end of year	$130,088,869	$65,675,931	$24,401,488

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (or the “Company”) is a clinical‑stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics that reactivate mutant tumor suppressor protein p53. p53 is the protein expressed from the TP53 gene, the most commonly mutated gene in cancer. The Company began principal operations in 2006 and is headquartered in Boston, Massachusetts with research facilities in Stockholm, Sweden.

Corporate reorganization - In September 2019, the Company completed a corporate reorganization whereby Aprea Therapeutics AB became a wholly-owned subsidiary of the Company. In connection with the corporate reorganization, each issued and outstanding share of Series A, Series B and Series C convertible preferred stock of Aprea Therapeutics AB was exchanged on a one for one basis into shares of Series A, Series B and Series C convertible preferred stock of the Company.

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

The Company believes that the December 31, 2019 cash balance of $130,088,869 will be sufficient to fund the Company’s operations into 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

Use of estimates— The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates. Significant items subject to such estimates and assumptions include fair value of stock-based compensation expense.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

Stock split—In September 2019, the Company effected a 1-for-1.6045 stock split of the Company’s preferred and common stock.  All share and per share amounts of preferred and common stock contained in the Company’s consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

Foreign currency and currency translation— The functional currency for Aprea Therapeutics AB and its wholly owned foreign subsidiary, Aprea Personal AB, is the Swedish Krona. Assets and liabilities of Aprea Therapeutics AB and Aprea Personal AB are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations as incurred.

Concentrations of credit risk—Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits.

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Property and equipment—Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in the determination of net income or loss. Fixed assets acquired for research and development purposes are assessed for alternative future use. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Asset category	Estimated useful life
Computer equipment and software	5 years
Furniture and fixtures	5 years
Laboratory equipment and office furniture	5 years
Leasehold improvements	Remainder of lease term

Impairment of long-lived assets—Periodically, the Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no impairments have occurred.

Fair value of financial instruments—The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability between market participants at measurement dates. ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a three‑level valuation hierarchy for instruments measured at fair value. The hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The hierarchy defines three levels of valuation inputs, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 inputs: Quoted prices in active markets for identical assets or liabilities.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

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

The Company’s financial instruments consist of accounts payable. The carrying amount of accounts payable is considered a reasonable estimate of fair value due to the short‑term maturity.

Convertible preferred stock— The Company has classified convertible preferred stock as temporary equity in the accompanying December 31, 2018 balance sheet due to certain change in control events that are outside of the Company’s control, including sale or transfer of control of the Company, as holders of the Preferred Stock could cause redemption of the shares in these situations. The Company does not accrete the carrying values of the Preferred Stock to the redemption values since a liquidation event was not considered probable as of December 31, 2018. Subsequent adjustments of the carrying values to the ultimate redemption values will be made only if it becomes probable that such a liquidation event will occur.

Accounting for leases—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016 02, “Leases” (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right‑of‑use assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Prior to January 1, 2019, GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard establishes a right‑of‑use (“ROU”) model that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset.

The Company has adopted the standard effective January 1, 2019, using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply (i) the practical expedient which allows us to not separate lease and non‑lease components, for new leases entered into after adoption and (ii) the short‑term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. For the impact to the Company’s consolidated financial statement upon adoption of the new leasing standard, see Note 3 to our unaudited condensed consolidated financial statements.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right‑of‑use assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company will utilize the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of the ASC 842 effective date, the Company’s incremental borrowing rate ranged from approximately 3.0% to 4.3% based on the remaining lease term of the applicable leases.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

The Company has elected not to separate lease and non‑lease components as a single component. Operating leases are recognized on the balance sheet as ROU lease assets, lease liabilities current and lease liabilities non‑current. Fixed rents are included in the calculation of the lease balances while variable costs paid for certain operating and pass‑through costs are excluded. Lease expense is recognized over the expected term on a straight‑line basis.

Research and development costs—Research and development costs are charged to expense as incurred. Research and development expenses incurred in performing research and development activities, include salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development.

Stock‑based compensation—The Company measures stock options and other stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company applies the straight‑line method of expense recognition to all awards with only service based vesting conditions.

For stock-based awards granted to non‑employees, compensation expense is recognized over the period during which services are rendered by such non‑employees until completed in accordance with the FASB issued ASU No. 2018‑07, Compensation Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting. The new standard largely aligns the accounting for share based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share based transactions, as long as the transaction is not effectively a form of financing.

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

Determination of Fair Value of Common Stock

Prior to the completion of the Company’s IPO, there had been no public market for the Company’s common stock, the estimated fair value of its common stock had been determined by its board of directors as of the date of each option grant, with input from management, considering the Company’s most recently available third party valuations of common stock and its board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

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

In addition to considering the results of these third‑party valuations, the Company’s board of directors considered various objective and subjective factors to determine the fair value of its common stock as of each grant date, including:

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

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used significantly different assumptions or estimates, the fair value of its common stock and its stock‑based compensation expense could have been materially different.

Income taxes—The Company accounts for income tax in accordance with ASC 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Net loss per share—The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted‑average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per common share after giving consideration to all potentially dilutive common

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

shares, including options to purchase common stock and convertible preferred stock, outstanding during the period determined using the treasury‑stock and if‑converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti‑dilutive and basic and diluted loss per share have been the same.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti‑dilutive (in common stock equivalent shares):

	Year ended December 31,
	2019	2018	2017
Series A convertible preferred stock	—	612,446	612,446
Series B convertible preferred stock	—	7,235,969	7,235,969
Series C convertible preferred stock	—	4,712,698	—
Options to purchase common stock	3,499,934	1,844,188	1,897,206
Total shares of common stock equivalents	3,499,934	14,405,301	9,745,621

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements or disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 was adopted by the Company on January 1, 2020 and has no current impact on the Company as we do not have any financial instruments covered by the topic.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying financial statements.

3. Property and equipment

Property and equipment consist of the following:

	December 31,
	2019	2018
Lab equipment	$88,107	$69,770
Furniture & Fixtures	20,580	16,313
Computer equipment	18,399	12,689
Property and equipment, at cost	127,086	98,772
Less accumulated depreciation and amortization	(85,447)	(74,322)
Property and equipment—net	$41,639	$24,450

Depreciation expense for years ended December 31, 2019, 2018 and 2017 was $11,126,  $8,316 and $7,932, respectively.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

4. Fair value measurements

The Company’s financial instruments consist of accounts payable. The carrying amount of accounts payable is considered a reasonable estimate of fair value due to the short-term maturity.

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the proceeds that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

All fair value measurements are classified in the three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. These categories include (in descending order of priority) Level 1, defined as observable inputs, such as quoted prices in active markets for identical securities; Level 2, defined as inputs other than quoted prices included in Level 1 that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

5. Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (Note 2). The Company is party to two operating leases for office or laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less.  Rent expense for years ended December 31, 2019, 2018 and 2017 was $278,603,  $263,518 and $242,263, respectively, which are included in operating expenses.

Further, the Company has applied the guidance in ASC 842 to its corporate office and laboratory leases and has determined that these should be classified as operating leases. Consequently, as a result of the adoption of ASC 842, the Company recognized a ROU lease asset of approximately $329,384 with a corresponding lease liability of approximately $348,040 based on the present value of the minimum rental payments of such leases. In accordance with ASC 842, the beginning balance of the ROU lease asset was reduced by the existing deferred rent liability at inception of approximately $18,656.  In the consolidated balance sheets at December 31, 2019, the Company has a ROU asset balance of $521,392 and a current and non-current lease liability of $242,329 and $302,621, respectively, relating to the ROU lease asset. The balance of both the ROU lease asset and the lease liabilities primarily consists of future payments under the Company’s office lease in Boston, Massachusetts.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

Quantitative information regarding the Company’s leases for the year ended December 31, 2019 is as follows:

Year Ended
December 31,
Lease Cost	2019
Operating lease cost	$161,856
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$174,846
Operating lease liabilities arising from obtaining right‑of‑use assets	$355,330
Weighted average remaining lease term (years)	2.0 -2.5
Weighted average discount rate	3.0% - 4.3%

Future lease payments under noncancelable leases are as follows at December 31, 2019:

Operating
Future Lease Payments	Leases
2020	$251,008
2021	253,303
2022	63,539
Total Lease Payments	$567,850
Less: Imputed Interest	(22,900)
Total Lease Liabilities	$544,950

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

6. Accrued expenses

Accrued expenses at consist of the following:

	December 31,
	2019	2018
Professional fees	$207,917	$80,771
Compensation and benefits	961,790	624,298
Research and development	4,992,311	2,178,086
Other	480,535	245,617
Total accrued expenses	$6,642,553	$3,128,772

7. Income taxes

Components of the net loss consist of the following:

	Year ended December 31,
	2019	2018	2017
Foreign	$(25,268,373)	$(15,713,032)	$(15,185,931)
Domestic	(2,791,434)	184,763	(4,319)
Net loss	$(28,059,807)	$(15,528,269)	$(15,190,250)

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate:

	Year ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	34.0%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	0.4%	1.0%	(12.0)%
Permanent differences	3.7%	0.4%	(0.1)%
Changes in valuation allowance	(25.1)%	(16.7)%	(21.5)%
Rate change due to TCJA	—%	—%	(0.4)%
Rate change due to Swedish tax reform	—%	(5.7)%	—%
Effective income tax rate	—%	—%	—%

Significant components of the Company’s deferred taxes as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$20,536,344	$12,816,395
Capitalized research and development	—	1,951
Intangible assets	26,842	—
Accrued expenses	17,779	—
Lease liability - ASC 842	128,337	—
Gross deferred tax assets	20,709,302	12,818,346
Valuation allowance	(19,676,794)	(12,661,874)
Total deferred tax assets	1,032,508	156,472
Deferred tax liabilities:
Fixed assets	(1,692)	(2,050)
Stock Compensation	(908,322)	(154,422)
Right of Use Asset - ASC 842	(122,494)	—
Total deferred tax liabilities	(1,032,508)	(156,472)
Net deferred tax assets (liabilities)	$—	$—

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2019, 2018 and 2017, respectively. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2019, the Company has $89.9 million, $7.3 million and $5.8 million of foreign, federal and state net operating loss carryforwards, respectively, that expire at various dates through 2037. Certain of these foreign, federal and state net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization.

The valuation allowance increased in 2019 and 2018 by $7.0 million and $2.5 million, respectively due to the increase in the deferred tax assets by the same amounts; primarily due to net operating loss carryforwards. Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the U.S. Internal Revenue Code and Sweden tax law, certain changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income. For U.S. and Swedish income tax purposes, the Company has not completed a study to assess whether a change of control has occurred or whether there have been changes of control since the Company’s formation due to the complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize U.S. or Swedish net operating losses or other tax attribute carryforwards in the

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

future. For Swedish income tax purposes, the Company’s net operating losses may be subject to limitations in accordance with the country’s group contribution restriction laws.

The Company files tax returns in Sweden, the United States and Massachusetts, and all tax years since inception remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (IRS) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

As of December 31, 2019, the Company had no uncertain tax positions. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2019, 2018 and 2017.

In June 2018, Sweden promulgated changes to the Swedish regulations on corporate income taxation. The law will apply from January 1, 2019. Among other things, the changes decrease the corporate income tax rate in two steps from 22% to 21.4% as of January 1, 2019 and 20.6% as of January 1, 2020. U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in an overall reduction of deferred taxes of $0.7 million and a corresponding reduction in the valuation allowance. As such, there was no net impact to the Company’s statement of operations as a result of the reduction in tax rates.

In December 2017, what is commonly known as the Tax Cuts and Jobs Act (the Tax Act), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the statutory rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in an overall reduction of deferred taxes of $0.1 million and a corresponding reduction in the valuation allowance. As such, there was no net impact to the Company’s statement of operations as a result of the reduction in tax rates.

8. Convertible preferred stock

The Company has 440,000,000 shares authorized for all classes of equity combined.

Series A Preferred

In June 2011, the Company issued 145,469 shares of Series A Preferred for gross proceeds of $3,233,417. In March 2016, the Company issued 466,977 shares of Series A Preferred as settlement of its outstanding bridge loans totaling $3,249,627. All 612,446 shares of Series A Preferred were issued to related parties.

In connection with the completion of the Company’s IPO in October 2019 (see Note 9), all outstanding shares of Series A Preferred stock were converted to common stock.

Prior to its conversion to common stock, the rights and preferences of the Series A Preferred were as follows:

Conversion—Each share of Series A Preferred may be converted at any time, at the option of the holder, into a share of common stock. The Series A Preferred automatically converts into shares of common stock when 1) shareholders representing a majority of the outstanding preferred shares calls for such conversion or 2) at the closing of an initial public offering of the Company’s common stock at a per share price of at least one and a half (1.5) times the average amount (EUR 16.05 based on all Series C preferred shares issued as of December 31, 2018) paid per Series C preferred share (as adjusted for share splits and similar) and aggregate proceeds in excess of EUR 50,000,000.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

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

Series B Preferred

In March 2016, the Company issued 3,322,762 shares of Series B Preferred for gross proceeds of $22,609,485. The Company also issued 590,445 shares of Series B Preferred in settlement of its outstanding bridge loans totaling $4,108,818. In October 2017, the Company issued 3,322,762 Series B preferred shares at a price per share of $7.02, for an aggregate purchase price of $23,349,617. All 7,235,969 shares of Series B Preferred were issued to related parties.

In connection with the completion of the Company’s IPO in October 2019 (see Note 9), all outstanding shares of Series B Preferred stock were converted to common stock.

Prior to its conversion to common stock, the rights and preferences of the Series B Preferred were as follows:

Conversion—Each share of Series B Preferred may be converted at any time, at the option of the holder, into a share of common stock. The Series B Preferred automatically converts into shares of common stock when 1) shareholders representing a majority of the outstanding preferred shares calls for such conversion or 2) at the closing of an initial public offering of the Company’s common stock at a per share price of at least one and a half (1.5) times the average amount (EUR 16.05 based on all Series C preferred shares issued as of December 31, 2018) paid per Series C preferred share (as adjusted for share splits and similar) and aggregate proceeds in excess of EUR 50,000,000.

Dividends—Holders are entitled to dividends of 8%, compounded annually if not paid. No dividends have been declared or paid . The Company has not accrued dividends on the Series B Preferred since dividends are only payable upon the occurrence of a liquidation event, including the transfer of more than fifty percent of the Company’s outstanding shares or the transfer of substantially all of the Company’s intellectual property. Approximately $8,806,426 of accrued dividends that were payable through December 31, 2018 was added to the stated liquidation preference amount of the Series B Preferred, which totaled $58,874,347 at December 31, 2018.

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

Series C Preferred

In November 2018, the Company issued 4,712,698 shares of Series C Preferred for gross proceeds of $56,725,342. In February 2019, the Company issued 467,173 shares of Series C Preferred for gross proceeds of $5,651,872. A total of 4,219,854 shares of Series C Preferred were issued to related parties.

In connection with the completion of the Company's IPO in October 2019 (see Note 9), all outstanding shares of Series C Preferred stock were converted to common stock.

Prior to its conversion to common stock, the rights and preferences of the Series C Preferred were as follows:

Conversion—Each share of Series C Preferred may be converted at any time, at the option of the holder, into a share of common stock. The Series C Preferred automatically converts into shares of common stock when 1) shareholders representing a majority of the outstanding preferred shares calls for such conversion or 2) at the closing of an initial public offering of the Company’s common stock at a per share price of at least one and a half (1.5) times the average amount (EUR 16.05 based on all Series C preferred shares issued as of December 31, 2018) paid per Series C preferred share (as adjusted for share splits and similar) and aggregate proceeds in excess of EUR 50,000,000.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

Dividends—Holders are entitled to dividends of 8%, compounded annually if not paid. No dividends have been declared or paid as of December 31, 2018. The company has not accrued dividends on the Series C Preferred since dividends are only payable upon the occurrence of a liquidation event, including the transfer of more than fifty percent of the Company’s outstanding shares or the transfer of substantially all of the Company’s intellectual property. Approximately $389,970 of accrued dividends that were payable through December 31, 2018 was added to the stated liquidation preference amount of the Series C Preferred, which totaled $57,115,312 at December 31, 2018.

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

1)

If a liquidation event occurs prior to the Company achieving a certain clinical milestone, Series C Preferred shareholders shall receive an amount per Series C Preferred share equal to the original subscription price per Series C Preferred share (as adjusted for share splits and similar) plus unpaid accumulated dividends. Secondly, after the Series C Preferred shareholders have received full payment, the Series B Preferred shareholders shall receive an amount per Series B preferred share equal to the original subscription price per Series B Preferred share (as adjusted for share splits and similar) plus unpaid accumulated dividends. Thirdly, after the Series B and C Preferred shareholders have received full payment, the Series A Preferred shareholders shall receive an amount per Series A preferred share equal to the original subscription price per Series A Preferred share (as adjusted for share splits and similar). When the Preferred A, B and C shareholders are satisfied in full, any excess assets available for distribution will be allocated ratably among holders of common stock and preferred stock based on their pro rata shareholdings on an as‑if‑converted basis.

2)

If a liquidation event occurs after the Company achieves a certain clinical milestone, Series B and C Preferred shareholders, based on their pro rata shareholdings, shall receive an amount per Series B and C Preferred share equal to the original subscription price per Series B and C Preferred share (as adjusted for share splits and similar) plus unpaid accumulated dividends. Secondly, after the Series B and C Preferred shareholders have received full payment, the Series A Preferred shareholders shall receive an amount per Series A preferred share equal to the original subscription price per Series A Preferred share (as adjusted for share splits and similar). When the Preferred A, B and C shareholders are satisfied in full, any excess assets available for distribution will be allocated ratably among holders of common stock and preferred stock based on their pro rata shareholdings on an as‑if‑converted basis.

The liquidation preferences apply to each series of preferred stock only to the extent the holders would receive less than three times their respective original purchase prices.

9. Common stock

In October 2019, the Company completed its IPO of 6,516,667 shares of common stock at a price to the public of $15.00 per share, which included the exercise in full by the underwriters of their option to purchase an additional 850,000 shares of common stock.  The Company received net proceeds of approximately $86.6 million,  after deducting underwriting discounts and commissions and other offering expenses.

The Company has 21,022,752 shares of common stock outstanding as of December 31, 2019.

The holders of common stock are entitled to one vote for each share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment or provision for payment of all

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

debts and liabilities of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution, if any.

10. Stock option plans

In October 2016, the Board of Directors adopted the 2016 Amended and Restated Stock Option Program (the “ 2016 Plan”), which provided for the grant of stock options to the Company’s employees, officers, directors, and outside consultants for the purchase of up to 1,224,824 shares of the Company’s common stock. During 2017, the 2016 Plan was amended to provide up to 1,946,849 shares of the Company’s common stock. During 2018, the 2016 Plan was further amended to provide up to 3,069,999 shares of the Company’s common stock. Holders of stock options shall be entitled to exercise the vested portion of the stock option provided that a trade sale, as defined in the plan, or initial public offering has occurred. The holders of stock options may also exercise the vested portion of the stock option within six months of termination of employment. Stock options generally vested over a four-year period and were scheduled to expire in October 2026.

In September 2019, the Company’s Board of Directors approved the 2019 Equity Incentive Plan (the “2019 Plan) and each outstanding option to purchase Aprea AB ordinary shares pursuant to the 2016 Plan was cancelled and the Company issued to each holder of such Aprea AB option, a substitute option to purchase, on the same terms and conditions as were applicable to such Aprea AB option, shares of the Company’s common stock pursuant to the 2019 Plan. As of December 31, 2019, there are no outstanding options under the 2016 Plan.

The Board of Directors has the discretion to provide for accelerated vesting under the 2019 Plan. At December 31, 2019, there were 1,175,494 shares available for future grant under the 2019 Plan.

The Company recorded stock-based compensation expense of $1,345,722, $329,814 and $395,440 during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $10,811,939 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

The fair value of each option award is estimated on the date of grant using Black-Scholes, with the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of similar public companies. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the option was used for the expected life of options granted to non-employee. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the expected life of the option is based upon the Swedish Government Bond Rate in effect at the time of grant.

In determining the exercise prices for options granted, the Company’s Board of Directors has considered the fair value of the common stock as of the measurement date. The fair value of the common stock at each award grant date was based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s proposed products, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock, including Preferred Stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements  (continued)

The assumptions used in Black-Scholes are as follows:

	Year ended December 31,
	2019	2018	2017
Expected volatility	73.5% ‑ 74.5%	71.5%	71.9% ‑ 75.4%
Risk‑free rate	1.53% ‑ 2.63%	2.9%	2.3% ‑ 2.5%
Expected dividend yield	0%	0%	0%
Expected term in years	6.08 - 7.59	8.2	8.6 ‑ 9.7

A summary of option activity under the Plan during the years ended December 31, 2019, 2018 and 2017 are as follows:

		Weighted‑	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price per	contractual	intrinsic
	options	share	term (in years)	value
Outstanding at January 1, 2017	1,237,292	$1.85	9.2
Granted	663,224	0.73
Exercised	—	—
Cancelled/Forfeited	(3,310)	0.92
Outstanding at December 31, 2017	1,897,206	$1.46	8.3
Granted	24,067	1.01
Exercised	(2,306)	0.92
Cancelled/Forfeited	(74,779)	17.31
Outstanding at December 31, 2018	1,844,188	$0.82	7.6
Granted	2,018,796	8.82
Exercised	(322,267)	0.23
Cancelled/Forfeited	(40,783)	0.99
Outstanding at December 31, 2019	3,499,934	$5.49	7.5	$141,413,705
Exercisable at December 31, 2019	1,203,298	$0.93	6.7	$54,101,434
Vested or expected to vest at December 31, 2019	3,499,934	$5.49	7.5	$141,413,705

The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017, was $6.68,  $0.69 and $0.75 per share, respectively.

11. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  As of December 31, 2019, the Company has not recorded a provision for any contingent losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than the remediation of our previously disclosed material weakness that related to our internal control infrastructure as of December 31, 2018 and 2017, there were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Rule 14A.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a) Financial Statements

The information concerning our consolidated financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”

(b) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Financial Statements or notes thereto.

(c) Exhibits

The list of exhibits filed with this report is set forth in the Exhibit Index immediately preceding the signature page and is incorporated herein by reference.

Exhibit
Number	Description of Document

3.1##	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 7, 2019)

3.2##	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 7, 2019)

4.1	Description of the Company’s Common Stock, $0.001 par value

10.1##+	Form of 2019 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-233662)).

10.2##+	Form of 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-233662))

10.3##†	Service Agreement, between Aprea AB and Syngene International Private Limited (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-233662))

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

10.6##+	Employment Agreement between the Registrant and Christian S. Schade (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-233662))

Exhibit
Number	Description of Document
10.7##+	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-233662))

10.8##+	Employment Agreement between the Registrant and Lars Abrahmsen, Ph.D. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-233662))

10.9##+	Employment Agreement between the Registrant and Gregory A. Korbel, Ph.D. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-233662))

10.10##+	Employment Agreement between the Registrant and Scott M. Coiante (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-233662))

10.11##†

Master Manufacturing and Supply Agreement, between Aprea Therapeutics AB and Siegfried Hameln GmbH (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-233662))

23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Taxonomy

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

##Previously filed.

+Indicates a management contract or compensatory plan.

†Portions of this exhibit (indicated by bracketed asterisks) have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Company if publicly disclosed.

*The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2020.

Aprea Therapeutics, Inc.

By	/s/ Christian S. Schade
Christian S. Schade
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN S. SCHADE	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2020
Christian S. Schade

/s/ SCOTT M. COIANTE	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2020
Scott M. Coiante

/s/ SCOTT M. ROCKLAGE, Ph.D.	Chairman of the Board of Directors	March 27, 2020
Scott M. Rocklage, Ph.D.

/s/ JOHAN CHRISTENSON, M.D., Ph.D.	Director	March 27, 2020
Johan Christenson, M.D., Ph.D.

/s/ JOHN B. HENNEMAN, III	Director	March 27, 2020
John B. Henneman, III

/s/ JONATHAN HEPPLE, Ph.D.	Director	March 27, 2020
Jonathan Hepple, Ph.D.

/s/ GUIDO MAGNI, M.D., Ph.D.	Director	March 27, 2020
Guido Magni, M.D., Ph.D.

/s/ BERND R. SEIZINGER, M.D., Ph.D.	Director	March 27, 2020
Bernd R. Seizinger, M.D., Ph.D.