Form 10-Q
period 2020-03-31
Aprea Therapeutics, Inc.
filed 2020-05-15
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 21,054,842 shares of the registrant’s common stock, $0.001 par value, outstanding as of  May 15, 2020.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2020

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

•	estimates of our expenses, capital requirements and our needs for additional financing;
•	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from the outbreak of the novel coronavirus, COVID-19;
•	the prospects of APR-246 and other product candidates, which are still in development;
•	outcome and results of ongoing or future preclinical studies and clinical trials of APR-246;
•	the design of our multiple clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
•	our expectations regarding the timing of data from our Phase 3 and additional clinical trials;
•	market acceptance or commercial success of APR-246 and the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community;
•	our expectations regarding competition, potential market size, the size of the patient populations for APR-246, if approved for commercial use, and market acceptance;
•	our ability to maintain regulatory approval of APR-246, and any related restrictions, limitations and/or warnings in the label of APR-246;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering APR-246;
•	potential claims relating to our intellectual property and third-party intellectual property;

•	the duration of our intellectual property estate that will provide protection for APR-246;
•	developments relating to our competitors and our industry;
•	our sales, marketing or distribution capabilities and our ability to commercialize APR-246, if we obtain regulatory approval;
•	current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of APR-246;
•	our expectations regarding the ability of our current contract manufacturing partners to produce APR-246 in the quantities and timeframe that we will require;
•	our expectations regarding our future costs of goods;
•	our ability to generate sufficient or positive preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials of APR-548;
•	our ability to attract, retain and motivate key personnel and increase the size of our organization;
•	our ability to establish collaborations in lieu of obtaining additional financing;
•	the impact of government laws and regulations;
•	our financial performance; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

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

Aprea Therapeutics, Inc.

Part I – Financial Information

Item 1.  Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$122,513,357	$130,088,869
Prepaid expenses and other current assets	2,090,941	2,955,878
Total current assets	124,604,298	133,044,747
Property and equipment, net	45,934	41,639
Right of use lease asset	445,538	521,392
Other noncurrent assets	29,360	107
Total assets	$125,125,130	$133,607,885
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,006,688	$2,176,852
Accrued expenses	8,298,769	6,642,553
Lease liability—current	238,771	242,329
Total current liabilities	11,544,228	9,061,734
Lease liability—noncurrent	227,288	302,621
Total liabilities	11,771,516	9,364,355
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,054,872 and 21,022,752 shares issued and outstanding at March 31, 2020 and December 31, 2019 , respectively.	21,055	21,023
Additional paid-in capital	227,219,510	226,284,548
Accumulated other comprehensive loss	(13,958,431)	(11,533,778)
Accumulated deficit	(99,928,520)	(90,528,263)
Total stockholders’ equity	113,353,614	124,243,530
Total liabilities and stockholders’ equity	$125,125,130	$133,607,885

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$9,096,122	$3,678,444
General and administrative	2,776,468	729,326
Total operating expenses	11,872,590	4,407,770
Other income (expense):
Interest income (expense)	224,442	(3,348)
Foreign currency gain	2,247,891	935,916
Total other income (expense)	2,472,333	932,568
Net loss	$(9,400,257)	$(3,475,202)
Other comprehensive income (loss):
Foreign currency translation	(2,424,653)	(2,031,175)
Total comprehensive loss	(11,824,910)	(5,506,377)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(2.97)
Weighted-average common shares outstanding, basic and diluted	21,052,726	1,171,193

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

	Convertible Preferred Stock								Additional	Other		Stockholders’
	Series A		Series B		Series C		Common Stock		Paid‑in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balance, December 31, 2018	612,446	$6,483,044	7,235,969	$49,742,942	4,712,698	$56,364,645	1,155,366	$127,091	$19,666,588	$(8,761,325)	$(62,468,456)	$(51,436,102)
Issuance of Series C convertible preferred stock, net of issuance costs of $53,509	—	—	—	—	467,179	5,598,362	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	26,207	2,883	20,235	—	—	23,118
Stock‑based compensation	—	—	—	—	—	—	—	—	97,946	—	—	97,946
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,031,175)	—	(2,031,175)
Net loss	—	—	—	—	—	—	—	—	—	—	(3,475,202)	(3,475,202)
Balance, March 31, 2019	612,446	$6,483,044	7,235,969	$49,742,942	5,179,877	$61,963,007	1,181,573	$129,974	$19,784,769	$(10,792,500)	$(65,943,658)	$(56,821,415)

Balance, December 31, 2019	—	$—	—	$—	—	$—	21,022,752	$21,023	$226,284,548	$(11,533,778)	$(90,528,263)	$124,243,530
Exercise of stock options	—	—	—	—	—	—	32,090	32	29,491	—	—	29,523
Stock‑based compensation	—	—	—	—	—	—	—	—	905,471	—	—	905,471
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,424,653)	—	(2,424,653)
Net loss	—	—	—	—	—	—	—	—	—	—	(9,400,257)	(9,400,257)
Balance, March 31, 2020	—	$—	—	$—	—	$—	21,054,842	$21,055	$227,219,510	$(13,958,431)	$(99,928,520)	$113,353,614

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,400,257)	$(3,475,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,812	2,141
Stock‑based compensation	905,471	97,946
Amortization of right of use lease asset	63,962	25,782
Foreign currency gain	(2,247,891)	(935,916)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	864,937	57,929
Accounts payable	829,836	202,292
Accrued expenses and other liabilities	1,656,216	(145,555)
Lease liability	(217,711)	(26,763)
Net cash used in operating activities	(7,541,625)	(4,197,346)
Cash flows from investing activities:
Purchases of property and equipment	(12,165)	—
Net cash used in investing activities	(12,165)	—
Cash flows from financing activities:
Proceeds from the exercise of stock options	29,523	23,118
Deferred offering costs	—	(188,826)
Proceeds from issuance of Series C convertible preferred, net	—	5,598,362
Net cash provided by financing activities	29,523	5,432,654
Increase (decrease) in cash and cash equivalents	(7,524,267)	1,235,308
Effect of exchange rate changes on cash	(51,245)	(1,228,692)
Cash and cash equivalents—beginning of year	130,088,869	65,675,931
Cash and cash equivalents—end of year	$122,513,357	$65,682,547
Non‑cash activities:
Cumulative effect of change in accounting principle—ASC 842 adoption	$—	$329,384

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

The Company believes that the March 31, 2020 cash balance of approximately $122.5 million will be sufficient to fund the Company’s operations into 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

2. Summary of significant accounting policies

The Company's complete listing of significant accounting policies are described in Note 2 to the Company's audited consolidated financial statements as of December 31, 2019 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (or the “SEC”).

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

Unaudited interim consolidated financial statements—The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

Use of estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates. Significant items subject to such estimates and assumptions include stock-based compensation expense.

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

Cash and cash equivalents— The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

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

Accounting for leases—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016 02, “Leases” (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right‑of‑use assets and lease liabilities. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Prior to January 1, 2019, GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard establishes a right‑of‑use (“ROU”) model that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset.

The Company adopted the standard effective January 1, 2019, using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the ‘package of practical expedients’ which allow us to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply (i) the practical expedient which allows us to not separate lease and non‑lease components, for new leases entered into after adoption and (ii) the short‑term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard. For the impact to the Company’s consolidated financial statement upon adoption of the new leasing standard, see Note 3 to our unaudited condensed consolidated financial statements.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Net loss per share—The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted‑average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, outstanding during the period determined using the treasury‑stock and if‑converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti‑dilutive and basic and diluted loss per share have been the same.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti‑dilutive (in common stock equivalent shares):

	Three months ended March 31,
	2020	2019
Series A convertible preferred stock	—	612,446
Series B convertible preferred stock	—	7,235,969
Series C convertible preferred stock	—	5,179,877
Options to purchase common stock	3,845,944	2,802,576
Total shares of common stock equivalents	3,845,944	15,830,868

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation”, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, except for specific exceptions. This ASU is effective for annual or any interim periods beginning after December 15, 2019. ASU No. 2018-07 was adopted by the Company on January 1, 2020 and had no impact on the Company’s financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 was adopted by the Company on January 1, 2020 and has no current impact on the Company as the Company does not have any financial instruments covered by the topic.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018‑11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative‑effect adjustment to the opening balance of retained earnings in the period of adoption (see Note 2). The Company is party to two operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short‑term lease exception to all leases of one year or less. Rent expense for three months ended March 31, 2020 and 2019 was $62,909  and $69,905, respectively, which are included in operating expenses.

The Company has an operating lease in Boston, Massachusetts for office space. The lease will expire in December 2021 and does not have any renewal options. The Company also has an operating lease for office and laboratory space in Solna, Sweden that expires in June 2022.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
Lease Cost	2020	2019
Operating lease cost	$55,768	$25,782
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$62,909	$30,409
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$—
Weighted average remaining lease term (years)	1.75 - 2.25	2.75
Weighted average discount rate	3.0% - 4.3%	3.0% - 4.3%

Future lease payments under noncancelable leases are as follows at March 31, 2020:

Operating
Future Lease Payments	Leases
2020	$181,068
2021	243,719
2022	58,747
Total Lease Payments	$483,534
Less: Imputed Interest	(17,475)
Total Lease Liabilities	$466,059

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Professional fees	$103,067	$207,917
Compensation and benefits	1,109,672	961,790
Research and development	6,637,811	4,992,311
Other	448,219	480,535
Total accrued expenses	$8,298,769	$6,642,553

5. Stockholders’ equity (deficit)

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

The holders of common stock are entitled to one vote for each share of common stock.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment or provision for payment of all debts and liabilities of the Company with respect to the distribution of assets in liquidation, the holders of common stock shall be entitled to share ratably in the remaining assets of the Company available for distribution.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $905,471 and $97,946 for the three months ended March 31, 2020 and 2019, respectively.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three months ended March 31, 2020 and 2019. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

if they have or will be used in a future period.  The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

As of March 31, 2020 and December 31, 2019, the Company had no uncertain tax positions or related interest and penalties accrued.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) under which several restrictions for income tax purposes were relaxed, including with respect to, the limitation on business interest expense deductions, the ability to use net operating losses, and the acceleration of alternative minimum tax credits.  Given the Company’s history of losses, the CARES Act is not expected to have a material impact on income taxes.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2020, the Company has not recorded a provision for any contingent losses.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics that reactivate mutant p53 tumor suppressor protein. p53 is the protein expressed from the TP53 gene, the most commonly mutated gene in cancer. We believe that mutant p53 is an attractive therapeutic target due to the high incidence of p53 mutations across a range of cancer types and its involvement in key cellular activities such as apoptosis. Cancer patients with mutant p53 face a significantly inferior prognosis even when treated with the current standard of care, and a large unmet need for these patients remains. Our lead product candidate, APR-246, or eprenetapopt, is a small molecule p53 reactivator that is in late-stage clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. APR-246 has received orphan drug, fast track and breakthrough therapy designations from the FDA for MDS, and orphan drug designation from the European Commission for MDS, AML and ovarian cancer, and we believe APR-246 will be a first-in-class therapy if approved by applicable regulators. We are currently conducting a pivotal Phase 3 trial of APR-246 with azacitidine for frontline treatment of TP53 mutant MDS and expect initial data from this trial by year-end 2020. Our pivotal Phase 3 trial is supported by data from two ongoing Phase 1b/2 investigator initiated trials, one in the U.S. and one in France, testing APR-246 with azacitidine as frontline treatment in TP53 mutant MDS and AML patients. Our pivotal Phase 3 trial has currently enrolled 140 patients with a number of additional patients scheduled for screening.  We currently plan to close enrollment of this trial in the second quarter of 2020 and have top-line data available by year-end 2020.

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

We have devoted substantially all of our resources to developing our product candidates, including APR-246, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through March 31, 2020, we had received net proceeds of approximately  $223.8 million from our sales of preferred and common stock.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $9.4 million and $3.5 million for the three months ended March 31, 2020 and 2019 and $28.1 million, $15.5 million and $15.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $99.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of March 31, 2020, we had cash and cash equivalents of $122.5 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

The COVID-19 pandemic

The recent novel coronavirus outbreak (COVID-19) has been declared a “Public Health Emergency of International Concern” by the World Health Organization. COVID-19 has spread to many of the countries in which we, our suppliers, and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings, and other measures they deem necessary. Like many other organizations and individuals, the Company and our employees are taking additional steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. We will continue to actively monitor the situation and may take further actions that could alter our business operations as may be required by national, state, or local authorities, or that we determine are in the best interests of our employees and stockholders.

As a result of the COVID 19 pandemic and policy responses to it, we did initially observe a decrease in both patient screening and patient enrollment in our ongoing clinical trials. Recently, however, patient screening activity in many of the clinical sites has increased, resulting in a respective increase in the number of patients eligible for enrollment. Together with our investigators and clinical sites, we continue to assess the impact of the coronavirus pandemic on enrollment and the ability to maintain patients enrolled in our clinical trials and the corresponding impact on the timing of the completion of our ongoing clinical trials.

We have assessed both capacity and the current clinical supply chain associated with the production of APR-246 and have observed no disruptions to date in our clinical supply chain and our ability to provide supply for our on-going clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations in the quarter ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

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

We are currently conducting multiple clinical trials of APR-246: our Phase 3 trial in the United States for the treatment of TP53 mutant MDS with azacitidine, our Phase 1b/2 trials in the United States and France for the treatment of TP53 mutant MDS and AML with azacitidine, our Phase 2 trial of post-transplant maintenance therapy with azacitidine in

TP53 mutant MDS and AML, and our Phase 1b/2 trial for the treatment of TP53 mutant AML with venetoclax. At this time, we cannot reasonably estimate the cost for initiating and completing other clinical trials of APR-246 and preclinical studies of APR-246, as it will be highly dependent on the clinical data from ongoing clinical trials as well as any target disease subpopulations chosen for further evaluation.

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

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Other income and expense

Interest income and expense

Interest income consists of income earned on our cash and cash equivalents. Interest expense consists of bank charges and fees incurred on our cash and cash equivalents. Our interest income will initially increase as our investment balances will be higher due to the cash proceeds received from our IPO. Such interest income will then decrease as our cash balance decreases as we continue to fund operations.

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

Determination of fair value of common stock

As a privately held company (through October 2, 2019), there had been no public market for our common stock, the estimated fair value of our common stock has been determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using a hybrid method, which used market approaches to estimate our enterprise value. The hybrid method is a probability-weighed expected return method, or PWERM, where the equity value in one or more scenarios is calculated using an option-pricing method, or OPM. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preference at the time of the liquidity event, such as a strategic sale or a merger. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. These third-party valuations were performed at various dates, which resulted in valuations of our common stock of $0.92 per share as of May 31, 2016, $1.01 per share as of October 2, 2017, $3.18 per share as of December 31, 2018 and $10.95 per share as of July 15, 2019.

In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

•	the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
•	the progress of our research and development programs, including the status and results of preclinical studies and clinical trials for our product candidates;
•	our stage of development and commercialization and our business strategy;
•	external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;

•	the lack of an active public market for our common stock and our preferred stock;
•	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO or sale of our company in light of prevailing market conditions; and
•	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

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

Emerging growth company and smaller reporting company status

We are an emerging growth company (EGC), as defined in the JOBS Act. Under this act, emerging growth companies are permitted to delay adopting new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Results of operations

Comparison of the three months ended March 31, 2020 and 2019

	Three months ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$9,096,122	$3,678,444	$5,417,678
General and administrative	2,776,468	729,326	2,047,142
Total operating expenses	11,872,590	4,407,770	7,464,820
Other income (expense):
Interest income (expense)	224,442	(3,348)	227,790
Foreign currency gain	2,247,891	935,916	1,311,975
Total other income (expense)	2,472,333	932,568	1,539,765
Net loss	$(9,400,257)	$(3,475,202)	$(5,925,055)

Research and development expenses

	Three months ended March 31,
	2020	2019	Change
APR-246	$7,036,959	$2,750,559	$4,286,399
Other early-stage development programs	569,441	300,331	269,110
Unallocated research and development expenses	1,489,722	627,554	862,168
Total research and development expenses	$9,096,122	$3,678,444	$5,417,678

Research and development expenses for the three months ended March 31, 2020 were $9.1 million, compared to $3.7 million for the three months ended March 31, 2019. The increase of $5.4 million was primarily related to the advancement of our clinical product candidate, APR-246. In Q1 2019 we commenced a pivotal Phase 3 clinical trial of APR-246 with azacitidine for frontline treatment of TP53 mutant MDS which is supported by two ongoing Phase 1b/2 investigator initiated trials, one in the U.S. and one in France, testing APR-246 with azacitidine as frontline treatment in TP53 mutant MDS and AML patients.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2020 were $2.8 million, compared to $0.7 million for the three months ended March 31, 2019. The increase of $2.1 million was primarily related to increases of $0.8 million in insurance expense, $0.5 million in non-cash stock-based compensation, $0.3 million in legal and accounting fees and $0.3 million in personnel related costs.  The increase in insurance expense and legal and accounting fees was primarily related to costs associated with being a public company.  The increase in non-cash stock-based compensation expense was primarily related to stock option grants made in October 2019 in connection with our IPO.

Other income and expense

Foreign currency gain for the three months ended March 31, 2020 was $2.2 million compared to $0.9 million for the three months ended March 31, 2019. The increase of $1.3 million was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended March 31, 2020. Interest income for the three months ended March 31, 2020 consisted of interest earned on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through March 31, 2020, we had received net proceeds of $223.8 million from our sales of preferred and common stock. As of March 31, 2020, we had cash and cash equivalents of $122.5 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(7,541,625)	$(4,197,346)
Investing activities	(12,165)	--
Financing activities	29,523	5,432,654
Net increase (decrease) in cash and cash equivalents	$(7,524,267)	$1,235,308

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $7.5 million for the three months ended March 31, 2020 compared to $4.4 million for the three months ended March 31, 2019. The increase in cash used in operating activities of $3.2 million was primarily attributable to an increase in our net loss of $5.9 million, resulting from both increased research and development expenses and increased general and administrative expenses discussed previously partially offset by an increase in operating assets and liabilities of $3.0 million and an increase in non-cash stock-based compensation of $0.8 million.

Investing activities.

Cash used in investing activities for the three months ended March 31, 2020 and 2019,  was $12,165 and $0, respectively. Cash used in vesting activities for these periods represented the acquisition of property and equipment.

We expect that investing activities will increase over the next several years.

Financing activities.

Net cash provided by financing activities was $29,523 for the three months ended March 31, 2020 compared to $5.6 million for the three months ended March 31, 2019. The decrease in cash provided by financing activities was primarily attributable to the issuance of Series C convertible preferred stock in February 2019 for net proceeds of $5.6 million. There were no sales of convertible preferred stock or common stock during the three months ended March 31, 2020.

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

As of March 31, 2020, we had cash and cash equivalents of $122.5 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the impact of COVID-19 on the financial markets in general and on our business in particular;
•	the costs of preparing, filing and prosecuting patent applications, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
•	the costs of operating as a public company.

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

Recent accounting pronouncements

See note 2 to our condensed consolidated financial statements which discusses new accounting pronouncements.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of March 31, 2020, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $9.4 million for the three months ended March 31, 2020, and $28.1 million, $15.5 million and $15.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our accumulated deficit was $99.9 million as of March 31, 2020 and $90.5 million as of December 31, 2019. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. Our lead product candidate, APR-246, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Developing drug products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, APR-246 and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. Furthermore, since the completion of our IPO, we have incurred and expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. The ongoing COVID-19 pandemic both in the United States and globally continues to cause uncertainty and volatility in financial markets which in turn may make raising additional funds even more difficult or impossible for us. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

The success of APR-246 will depend on several factors, including the following:

•	successful and timely completion of our ongoing clinical trials of APR-246;
•	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
•	the impact of COVID-19 on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve APR-246;
•	our ability to demonstrate APR-246’s safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals for APR-246;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	successfully defending and enforcing our rights in our intellectual property portfolio;
•	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
•	the performance of our future collaborators, if any;
•	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, because our clinical trials of APR-246 are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Additionally, COVID-19 may further negatively impact our ability to locate and enroll patients.

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

•	size and nature of the patient population;
•	severity of the disease under investigation;
•	availability and efficacy of approved drugs for the disease under investigation;
•	patient eligibility criteria for the trial in question;
•	patients’ and clinicians’ perceived risks and benefits of the product candidate under study;
•	competing clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;
•	physicians’ attitudes and practices with respect to clinical trial enrollment;
•	the ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients; and
•	continued enrollment of prospective patients by clinical trial sites.

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

In general, our clinical trials of APR-246 include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of APR-246 and our other product candidates will include similar patients with deteriorating health. Multiple patients in our trials have experienced adverse events, including serious adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness and neutropenia. Some patients in our trials have experienced serious adverse events.  In the Phase 3 MDS Trial, serious adverse events, regardless of causality, reported for more than one patient as of April 30, 2020 were: febrile neutropenia (22%), pneumonia (9%), pyrexia (9%), muscle weakness (5%), sepsis (4%), confusional state (3%), respiratory failure (3%), cellulitis (2%), acute febrile neutrophilic dermatosis (1%), acute kidney injury (1%), acute respiratory distress syndrome (1%), anemia (1%), atrial flutter (1%), cardiac failure (1%), dyspnea (1%), encephalopathy (1%), hypotension (1%), hypoxia (1%), pericarditis (1%), platelet count decreased (1%), pneumonitis (1%), thrombocytopenia (1%), urinary tract infection (1%). In the U.S. Phase 1b/2 MDS/AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of April 30, 2020 were: febrile neutropenia (33%), pneumonia (25%), sepsis (11%), pyrexia (7%), dehydration (5%), embolism (5%), muscle weakness (5%), respiratory failure (5%), vomiting (5%), angina (4%), atrial fibrillation (4%), intracranial hemorrhage (4%), multi-organ failure (4%). In the French Phase 1b/2 MDS/AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of April 30, 2020 were: febrile neutropenia (26%), device related infection (9%), pneumonia (8%), sepsis (8%), lung disorder (6%), ataxia (4%), cellulitis (4%), dizziness (4%), viral pneumonia (4%), septic shock (4%), subdural hematoma (4%), urinary tract infection (4%). In the Phase 2 MDS/AML post-transplant trial there have been no serious adverse events, regardless of causality, reported in more than one patient as of April 30, 2020. In the Phase 1 AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of April 30, 2020 were: febrile neutropenia (63%), sepsis (25%). In the Phase 1b/2 Clinical Trial of APR 246 in Platinum Sensitive Ovarian Cancer (PiSARRO), serious adverse events, regardless of causality, reported in more than one patient were: device related infection (17%), vomiting (17%), febrile neutropenia (8%), infection (6%), small intestinal obstruction (6%) and thrombocytopenia (6%).

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

•	obtaining institutional review board or ethics committee approval at each clinical trial site;
•	recruiting suitable patients to participate in a trial;
•	the impact of COVID-19 on patient screening and patient enrollment;
•	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
•	patients failing to comply with the clinical trial protocol or dropping out of a trial;
•	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;
•	addressing any conflicts with new or existing laws or regulations;
•	the need to add new clinical trial sites;
•	manufacturing sufficient quantities of product candidate for use in clinical trials and ensuring clinical trial material is provided to clinical sites in a timely manner; or
•	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues.

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

If we enter into arrangements with third parties to perform sales and marketing services, our revenues from the sale of drugs or the profitability of these revenues to us are likely to be lower than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. Third parties may also fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

If we are successful at obtaining regulatory approval for APR-246 or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. These trials may reveal side effects or other harmful effects in patients that use our products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post-market studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

An epidemic or pandemic disease outbreak, including the recent 2019 novel coronavirus (COVID-19), could severely disrupt our operations or the operations of third parties that we depend on, including our single third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects.  In addition, supply chain disruptions due to response to COVID-19 or otherwise could have a material adverse effect on the availability or cost of materials for the API for APR-246.  Quarantines, restrictions or bans in travel into and within the countries in which we operate, our manufacturer produces the API for APR-246 or where we conduct our clinical trials could impede, delay, limit or prevent the production or delivery or release of our product candidates to our trial sites, and trial investigators, patients or other critical staff could be restricted from traveling to our trial sites. In addition, some of our clinical sites could slow or cease patient recruitment, patient treatment and/or access to patient data. We had observed a decrease in both patient screening and patient enrollment as a result of the COVID-19 pandemic and such decreases may continue so in the future.   Additionally, we and our employees are taking steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business, operations and internal controls. Any or all of these factors could impede, delay, limit or prevent completion of our ongoing clinical trials, or require changes to our ongoing clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business, results of operations, financial conditions and prospects.

While there is significant uncertainty relating to the potential effect of the coronavirus on our business and operations, infections may become more widespread and travel restrictions may worsen, including in the United States, Sweden and other countries where our trials are conducted or the API for APR-246 is manufactured, any of which could have a material adverse effect our business, results of operations, financial conditions and prospects.  Additionally, disruptions at the at FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our product candidate or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

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

•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;
•	the possible breach by the third-party contractors of our agreements with them;
•	the failure of third-party contractors to comply with applicable regulatory requirements;
•	the possible failure of the third party to manufacture our product candidates according to our specifications;
•	the impact of COVID-19 on the facilities of our manufacturers and their supply lines;
•	the possible mislabeling of clinical supplies, potentially resulting in issues including the wrong dose amounts being supplied or active drug or placebo not being properly identified;
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

Given the amount of time required for the development, testing and regulatory review of new product candidates, which may be extended due to epidemic or pandemic disease outbreaks, such as COVID-19 or other public health situations, spatents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions, including APR-246 based on patent exclusivity. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects.

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

In the United States, an inventor’s own publication may not be effective prior art to the inventor’s patent application on the same subject matter when published less than one year before the effective filing date of the patent application. Such a publication might be considered prior art in certain jurisdictions that do not provide such a grace period. For those non-

US jurisdictions, reliance on non-patent exclusivity may provide sufficient competitive protection to exclude others from commercializing generic versions of our products.

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

We have never obtained marketing approval for a product candidate. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, extraneous factors, including an epidemic or pandemic disease outbreak such as COVID-19, or other public health situations, could impact the timeline for FDA and comparable foreign regulatory authorities to review an application for one of our product candidates. It is possible that the FDA and comparable foreign regulatory authorities may refuse to accept for filing and substantive review any new drug applications, or NDAs, marketing authorization applications, or MAA, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA, or comparable foreign regulatory authorities do not accept or approve our NDAs or MAAs for our product candidates, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other regulatory authority-required studies, approval of any NDA, MAA or other application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or comparable foreign regulatory authorities to approve our NDAs or our MAAs.

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

The vote on June 23, 2016 by the U.K. to exit the EU, or Brexit, has created uncertainty in the global financial markets, but the eventual effects of the U.K.’s withdrawal from the EU on our business or our investment portfolios are uncertain at this time. On March 29, 2017, the Prime Minister of the U.K. notified the European Council in accordance with Article 50 of the Treaty on European Union of the U.K.’s intention to withdraw from the EU, triggering a two-year period for the negotiation of the U.K.’s withdrawal from the EU. This period was further extended subsequently. The effect of Brexit on our business and investments is uncertain as negotiations commence to determine the future terms of the U.K. relationship with the EU. Furthermore, Brexit is likely to continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the U.K.’s future relationship with the EU are settled. These effects could have an adverse effect on our business, investments and future operations in Europe. A withdrawal agreement and a political declaration were agreed at the European Council on October 17, 2019, on the terms of which the U.K. left the EU on January 31, 2020. A transition period is currently running, during which the U.K. is, with some exceptions, treated as a member of EU. After the transition period, which is expected to end on December 31, 2020, the relationship between the UK and the EU would be regulated by any agreement concluded during the transition period. A ‘no-deal’ Brexit scenario could therefore still occur if the U.K. and the EU do not conclude such an agreement. In a no-deal scenario, due to the U.K. leaving the single-market and in the absence of further transitional arrangements with the EU, there is a greater risk that trade between UK and EU businesses will be materially adversely affected, particularly in relation to highly regulated products such as pharmaceuticals and products of animal-origin, due to the additional regulatory burdens that are likely to be imposed on exporters/importers which may affect the availability of these products.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-

for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs, within the Office of Management and Budget, on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an Executive Order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued Executive Orders relating to the review of federal regulations; however, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In the United States, the pharmaceutical industry has been a particular focus of efforts to reform the healthcare system and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act (“PPACA”) which contains provisions that may potentially affect the profitability of our products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs, and expansion of the entities eligible for discounts under the Public Health Services pharmaceutical pricing program. There have been judicial and Congressional challenges to the PPACA, as well as efforts by the Trump Administration to repeal or replace certain aspects of the PPACA that contribute to regulatory uncertainty that could affect the profitability of our products. While Congress has not enacted legislation to comprehensively repeal the PPACA, at least two bills affecting the implementation of certain provisions of the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” In December 2018, a federal district court in Texas ruled the individual mandate, without the penalty that was repealed effective January 1, 2019, was unconstitutional and could not be severed from the PPACA. As a result, the court ruled the remaining provisions of the PPACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the PPACA (i.e. whether the entire PPACA was therefore also unconstitutional). The Supreme Court of the United States granted certiorari on March 2, 2020, and the case is expected to be decided in 2021.

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

Other legislative changes have been proposed and adopted since PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent statutory amendments, will continue through 2027 unless additional Congressional action is taken. In 2020, the CARES Act temporarily suspended the 2% cut in Medicare payments from May 1, 2020 through December 31, 2020, and it extended the cut through fiscal year 2030 to offset the cost of such temporary suspension. In addition, the American Taxpayer Relief Act of 2012, among other changes, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In countries outside of the United States, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to that of other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

In addition, our ability to utilize any future net operating losses may be limited by Pub. L. 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (“TCJA”). Under the TCJA, as amended by the CARES Act,  the amount of our net operating losses incurred in taxable years beginning after December 31, 2020 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself, while allowing unused net operating losses to be carried forward indefinitely. Under the CARES Act, net operating losses arising in taxable years beginning before January 1, 2021 are not subject to the 80% limitation.

For these reasons, a material devaluation in our deferred tax assets due to insufficient taxable income, lower corporate income tax rates or ownership change would have an adverse effect on our results of operations and financial condition.

We may have taxable income as a result of the purging election we will make following the Holdco Reorganization

While not entirely clear, we intend to treat Aprea AB as having been a passive foreign investment company, or PFIC, for U.S. federal income tax purposes prior to the Holdco Reorganization and treat the Company as having succeeded to the tax basis and holding periods of those shareholders in Aprea AB that exchanged their shares for our common stock. Based on such treatment, and absent a purging election as described below, the stock of Aprea AB held by the Company would have retained its status as stock of a PFIC with respect to all periods prior to the Holdco Reorganization (the “PFIC Taint”) and therefore, absent a prior election by those shareholders to treat Aprea AB as a qualified electing fund, the Company, would have been subject to certain adverse U.S. federal income tax consequences with respect to distributions received on such stock and gain recognized on the disposition of such stock. In order to purge the PFIC Taint on the stock of Aprea AB, and avoid such adverse tax consequences, following the Holdco Reorganization we intend to make a purging election in the form of a deemed dividend election under which, for U.S. federal income tax purposes, Aprea AB will be deemed to have made a distribution to the Company of all of its current and accumulated earnings and profits as determined for U.S. federal income tax purposes. Because we do not expect Aprea AB to have had any accumulated or current year earnings and profits as of December 31, 2019, we do not expect the purging election to result in any incremental U.S. federal income taxes. We note, however, that earnings and profits are determined only at the end of the taxable year, we have not yet determined the amount of such earnings and profits and no assurance can be given that Aprea AB will not have any earnings and profits as of December 31, 2019.

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

We currently intend to conduct substantially all of our businesses and operations in a manner such that our foreign subsidiaries will not be treated as engaged in a trade or business in the United States and will not be subject to additional U.S. income tax or branch profits tax. However, it is not entirely clear when a foreign subsidiary is treated as being engaged in a trade or business in the United States for U.S. federal income tax purposes and the COVID-19 pandemic and related travel restrictions may further limit our ability to reduce the risk of our foreign subsidiaries being treated as engaged in a U.S. trade or business. Accordingly, we cannot assure you that the Internal Revenue Service (“IRS”) will not contend, perhaps successfully, that our foreign subsidiaries were engaged in a trade or business in the United States or are subject to more U.S. income tax than they currently incur. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty, which is determined on an annual basis.

The ongoing effects of the 2017 Tax Cuts and Jobs Act and GILTI could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of the TCJA, which included significant enacted changes in U.S. income tax law many aspects of which are not entirely clear and with respect to which some guidance has not yet been finalized. The enacted tax legislation included, among other new provisions, a reduction in the corporate tax rate, new limitations on the deductibility of net interest, the base erosion and anti-abuse minimum tax and new rules related to the global intangible low-taxed income of our foreign subsidiaries (“GILTI”). GILTI may require us to include in taxable income certain income of our foreign subsidiaries that are CFCs, though we may be eligible to claim foreign tax credits with respect to some of the taxes paid by such subsidiaries. While the U.S. tax authorities issued proposed and final regulations for GILTI, there are still certain aspects of the TCJA that remain unclear. We will continue to review the impact of GILTI and the other changes resulting from the TCJA as further guidance is issued. Any further guidance may result in changes to the interpretations and assumptions we made and actions we may take, which as a result may impact the amounts recorded with respect to international provisions of the TCJA, possibly materially.

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

As of March 31, 2020, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 90 % of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

In addition, the spread of COVID-19 has caused a broad impact globally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2020, we have outstanding 21,054,842 shares of common stock.

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

None, other than previously disclosed.

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

Our registration statements relating to the IPO registered common stock with a maximum aggregate offering price of up to $103,500,005.  We raised approximately $90.9 million in net proceeds after deducting underwriting discounts and commissions of $6.8 million but before deducting other offering expenses.  No offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

Date: May 15, 2020	Aprea Therapeutics, Inc.

	By:	/s/ Christian S. Schade
Christian S. Schade
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)