Form 10-Q
period 2020-06-30
Aprea Therapeutics, Inc.
filed 2020-08-11
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ⌧

Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻  No ⌧

There were 21,186,827 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 11, 2020.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from the outbreak of the novel coronavirus, COVID-19;
●	the prospects of APR-246 and other product candidates, which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of APR-246;
●	the design of our multiple clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our expectations regarding the timing of data from our Phase 3 and additional clinical trials;
●	market acceptance or commercial success of APR-246 and the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for APR-246, if approved for commercial use, and market acceptance;
●	our ability to maintain regulatory approval of APR-246, and any related restrictions, limitations and/or warnings in the label of APR-246;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering APR-246;
●	potential claims relating to our intellectual property and third-party intellectual property;

●	the duration of our intellectual property estate that will provide protection for APR-246;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize APR-246, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of APR-246;
●	our expectations regarding the ability of our current contract manufacturing partners to produce APR-246 in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to generate sufficient or positive preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials of APR-548;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

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

Aprea Therapeutics, Inc.

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$112,861,504	$130,088,869
Prepaid expenses and other current assets	1,475,223	2,955,878
Total current assets	114,336,727	133,044,747
Property and equipment, net	43,906	41,639
Right of use lease asset	408,794	521,392
Other noncurrent assets	29,368	107
Total assets	$114,818,795	$133,607,885
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,443,126	$2,176,852
Accrued expenses	8,827,860	6,642,553
Lease liability—current	241,527	242,329
Total current liabilities	14,512,513	9,061,734
Lease liability—noncurrent	185,926	302,621
Total liabilities	14,698,439	9,364,355
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,186,827 and 21,022,752 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	21,187	21,023
Additional paid-in capital	228,597,264	226,284,548
Accumulated other comprehensive loss	(12,201,648)	(11,533,778)
Accumulated deficit	(116,296,447)	(90,528,263)
Total stockholders’ equity	100,120,356	124,243,530
Total liabilities and stockholders’ equity	$114,818,795	$133,607,885

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$10,694,029	$4,319,826	$19,790,151	$7,998,270
General and administrative	3,786,886	1,618,589	6,563,354	2,347,915
Total operating expenses	14,480,915	5,938,415	26,353,505	10,346,185
Other income (expense):
Interest income (expense)	2,678	(4,091)	227,120	(7,439)
Foreign currency (loss) gain	(1,889,690)	680,058	358,201	1,615,974
Total other income (expense)	(1,887,012)	675,967	585,321	1,608,535
Net loss	$(16,367,927)	$(5,262,448)	$(25,768,184)	$(8,737,650)
Other comprehensive income (loss):
Foreign currency translation	1,756,783	44,508	(667,870)	(1,986,667)
Total comprehensive loss	(14,611,144)	(5,217,940)	(26,436,054)	(10,724,317)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(4.45)	$(1.22)	$(7.43)
Weighted-average common shares outstanding, basic and diluted	21,107,056	1,181,583	21,079,891	1,176,417

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

	Convertible Preferred Stock								Additional	Other		Stockholders’
	Series A		Series B		Series C		Common Stock		Paid‑in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balance, December 31, 2018	612,446	$6,483,044	7,235,969	$49,742,942	4,712,698	$56,364,645	1,155,366	$127,091	$19,666,588	$(8,761,325)	$(62,468,456)	$(51,436,102)
Issuance of Series C convertible preferred stock, net of issuance costs of $53,509	—	—	—	—	467,179	5,598,362	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	26,207	2,883	20,235	—	—	23,118
Stock‑based compensation	—	—	—	—	—	—	—	—	97,946	—	—	97,946
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,031,175)	—	(2,031,175)
Net loss	—	—	—	—	—	—	—	—	—	—	(3,475,202)	(3,475,202)
Balance, March 31, 2019	612,446	$6,483,044	7,235,969	$49,742,942	5,179,877	$61,963,007	1,181,573	$129,974	$19,784,769	$(10,792,500)	$(65,943,658)	$(56,821,415)

Stock‑based compensation	—	$—	—	$—	—	$—	—	$—	$186,963	$—	$—	$186,963
Foreign currency translation	—	—	—	—	—	—	—	—	—	44,508	—	44,508
Net loss	—	—	—	—	—	—	—	—	—	—	(5,262,448)	(5,262,448)
Balance, June 30, 2019	612,446	$6,483,044	7,235,969	$49,742,942	5,179,877	$61,963,007	1,181,573	$129,974	$19,971,732	$(10,747,992)	(71,206,106)	$(61,852,392)

Balance, December 31, 2019	—	$—	—	$—	—	$—	21,022,752	$21,023	$226,284,548	$(11,533,778)	$(90,528,263)	$124,243,530
Exercise of stock options	—	—	—	—	—	—	32,090	32	29,491	—	—	29,523
Stock‑based compensation	—	—	—	—	—	—	—	—	905,471	—	—	905,471
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,424,653)	—	(2,424,653)
Net loss	—	—	—	—	—	—	—	—	—	—	(9,400,257)	(9,400,257)
Balance, March 31, 2020	—	$—	—	$—	—	$—	21,054,842	$21,055	$227,219,510	$(13,958,431)	$(99,928,520)	$113,353,614

Exercise of stock options	—	$—	—	$—	—	$—	131,985	$132	$121,294	$—	$—	$121,426
Stock‑based compensation	—	—	—	—	—	—	—	—	1,256,460	—	—	1,256,460
Foreign currency translation	—	—	—	—	—	—	—	—	—	1,756,783	—	1,756,783
Net loss	—	—	—	—	—	—	—	—	—	—	(16,367,927)	(16,367,927)
Balance, June 30, 2020	—	$—	—	$—	—	$—	21,186,827	$21,187	$228,597,264	$(12,201,648)	$(116,296,447)	$100,120,356

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,768,184)	$(8,737,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,866	4,739
Stock‑based compensation	2,161,931	284,909
Amortization of right of use lease asset	108,164	51,853
Foreign currency gain	(358,201)	(1,615,974)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,480,655	19,721
Accounts payable	3,266,274	640,719
Accrued expenses and other liabilities	2,185,307	232,679
Lease liability	(263,750)	(53,815)
Net cash used in operating activities	(17,179,938)	(9,172,819)
Cash flows from investing activities:
Purchases of property and equipment	(10,144)	(6,189)
Net cash used in investing activities	(10,144)	(6,189)
Cash flows from financing activities:
Proceeds from the exercise of stock options	150,949	23,118
Deferred offering costs	—	(624,624)
Proceeds from issuance of Series C convertible preferred, net	—	5,598,362
Net cash provided by financing activities	150,949	4,996,856
Decrease in cash and cash equivalents	(17,039,133)	(4,182,152)
Effect of exchange rate changes on cash	(188,232)	(499,041)
Cash and cash equivalents—beginning of year	130,088,869	65,675,931
Cash and cash equivalents—end of year	$112,861,504	$60,994,738
Non‑cash activities:
Cumulative effect of change in accounting principle—ASC 842 adoption	$—	$329,384

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

The Company believes that the June 30, 2020 cash balance of approximately $112.9 million will be sufficient to fund the Company’s operations into 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Foreign currency and currency translation—The functional currency for Aprea Therapeutics AB and Aprea Personal AB, is the Swedish Krona. Assets and liabilities of Aprea Therapeutics AB and Aprea Personal AB are translated into United States dollars at the exchange rate in effect on the balance sheet date. Operating expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income and expense in the condensed consolidated statements of operations and comprehensive loss as incurred.

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

Fair value of financial instruments—The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability between market participants at measurement dates. ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a three-level valuation hierarchy for instruments measured at fair value. The hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The hierarchy defines three levels of valuation inputs, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 inputs: Quoted prices in active markets for identical assets or liabilities.
●	Level 2 inputs: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.
●	Level 3 inputs: Unobservable inputs developed using estimates or assumptions developed by the Company, which reflect those that a market participant would use in pricing the asset or liability.

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

Net loss per share—The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The Company computes diluted net loss per common share after giving consideration to all potentially dilutive common shares, including options to purchase common stock, outstanding during the period determined using the treasury-stock and if-converted methods, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six months ended June 30,
	2020	2019
Series A convertible preferred stock	—	612,446
Series B convertible preferred stock	—	7,235,969
Series C convertible preferred stock	—	5,179,877
Options to purchase common stock	3,755,959	2,761,794
Total shares of common stock equivalents	3,755,959	15,790,086

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (see Note 2). The Company is party to two operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for three and six months ended June 30, 2020 was $77,500 and $157,325, respectively. Rent expense for the three and six months ended June 30, 2019 was $31,831 and $69,524, respectively.

The Company has an operating lease in Boston, Massachusetts for office space. The lease will expire in December 2021 and does not have any renewal options. The Company also has an operating lease for office and laboratory space in Solna, Sweden that expires in June 2022.

Quantitative information regarding the Company’s leases for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,		Six months ended June 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost	$27,265	$26,071	$54,223	$51,853
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$62,909	$30,409	$125,818	$60,818
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$—	$—	$—
Weighted average remaining lease term (years)	1.5 - 2.0	2.5	1.5 - 2.0	2.5
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%

Future lease payments under noncancelable leases are as follows at June 30, 2020:

Operating
Future Lease Payments	Leases
Remainder of 2020	$125,287
2021	252,870
2022	63,322
Total Lease Payments	$441,479
Less: Imputed Interest	(14,026)
Total Lease Liabilities	$427,453

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
Professional fees	$143,611	$207,917
Compensation and benefits	809,203	961,790
Research and development	6,528,641	4,992,311
Other	1,346,405	480,535
Total accrued expenses	$8,827,860	$6,642,553

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $1,256,460, and $2,161,931 for the three and six months ended June 30, 2020, respectively. The Company recorded stock-based compensation expense of $186,963 and $284,909 for the three and six months ended June 30, 2019, respectively.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and six months ended June 30, 2020 and 2019. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

generated in years past may still be adjusted upon examination by the Internal Revenue Service (IRS) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

As of June 30, 2020 and December 31, 2019, the Company had no uncertain tax positions or related interest and penalties accrued.

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

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2020, the Company has not recorded a provision for any contingent losses.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics that reactivate mutant p53 tumor suppressor protein. p53 is the protein expressed from the TP53 gene, the most commonly mutated gene in cancer. We believe that mutant p53 is an attractive therapeutic target due to the high incidence of p53 mutations across a range of cancer types and its involvement in key cellular activities such as apoptosis. Cancer patients with mutant p53 face a significantly inferior prognosis even when treated with the current standard of care, and a large unmet need for these patients remains. Our lead product candidate, APR-246, or eprenetapopt, is a small molecule p53 reactivator that is in late-stage clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. Eprenetapopt has received orphan drug, fast track and breakthrough therapy designations from the FDA for MDS, and orphan drug designation from the European Commission for MDS, AML and ovarian cancer, and we believe eprenetapopt will be a first-in-class therapy if approved by applicable regulators. We recently completed enrollment of 154 patients in our pivotal Phase 3 trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS and expect top-line data from this trial by year-end 2020. Our pivotal Phase 3 trial is supported by data from two ongoing Phase 1b/2 investigator initiated trials, one in the U.S. and one in France, testing APR-246 with azacitidine as frontline treatment in TP53 mutant MDS and AML patients.

We are currently enrolling a single-arm, open-label Phase 2 trial evaluating eprenetapopt with azacitidine as post-transplant maintenance therapy in TP53 mutant MDS and AML patients who have received an allogenic stem cell transplant. We are also conducting a Phase 1 clinical trial in frontline and relapsed/refractory TP53 mutant AML, assessing eprenetapopt with venetoclax with or without azacitidine.

Our second product candidate, APR-548, is a pre-clinical, next generation p53 reactivator with the potential for oral administration. APR-548 exhibits high oral bioavailability in preclinical testing and is being developed in an oral dosage form. We have completed Investigational New Drug, or IND, enabling preclinical studies of APR-548 and filed an IND with the FDA. However, based on feedback from the FDA, we will not be able to initiate human clinical trials of APR-548 until we are able to provide additional information necessary to address questions raised by the FDA.

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

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through June 30, 2020, we had received net proceeds of approximately $223.9 million from our sales of preferred and common stock.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $16.4 million and $25.8 million for the three and six months ended June 30, 2020 and $28.1 million, $15.5 million and $15.2 million for the years ended December 31, 2019, 2018 and

2017, respectively. As of June 30, 2020, we had an accumulated deficit of $116.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

●	conduct our current and future clinical trials and additional preclinical research of eprenetapopt;
●	initiate and continue research and preclinical and clinical development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our operation as a public company.

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

As of June 30, 2020, we had cash and cash equivalents of $112.9 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

The COVID-19 pandemic

The novel coronavirus outbreak (COVID-19) has been declared a “Public Health Emergency of International Concern” by the World Health Organization. COVID-19 has spread to many of the countries in which we, our suppliers, and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement or re-implement, safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings, and other measures they deem necessary. Like many other organizations and individuals, the Company and our employees are taking additional steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. We will continue to actively monitor the situation and may take further actions that could alter our business operations as may be required by national, state, or local authorities, or that we determine are in the best interests of our employees and stockholders.

As a result of the COVID 19 pandemic and policy responses to it, we did initially observe a decrease in both patient screening and patient enrollment in certain of our ongoing clinical trials. Recently, however, patient screening activity in many of the clinical sites has increased, resulting in a respective increase in the number of patients eligible for enrollment. Such patient screening and the number of patients eligible for enrollment in our clinical trials has returned to expected levels. Together with our investigators and clinical sites, we continue to assess the impact of the coronavirus pandemic on enrollment and the ability to maintain patients enrolled in our clinical trials and the corresponding impact on the timing of the completion of our ongoing clinical trials.

We have assessed both capacity and the current clinical supply chain associated with the production of eprenetapopt and have observed no disruptions to date in our clinical supply chain and our ability to provide supply for our on-going clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the three and six months ended June 30, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

Components of our results of operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for eprenetapopt or other product candidates that we may develop in the future are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements that we may enter into with third parties.

Operating expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

●	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture our product candidates for use in our preclinical and clinical trials;
●	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
●	expenses related to compliance with regulatory requirements; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate additional clinical trials of eprenetapopt, pursue later stages of clinical development of APR-246, initiate clinical trials for product candidates other than eprenetapopt and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of our ongoing clinical trials of eprenetapopt, as well as of any future clinical trials of eprenetapopt or other product candidates and other research and development activities that we may conduct;
●	uncertainties in clinical trial design and patient enrollment rates;
●	significant and changing government regulation and regulatory guidance;

●	the timing and receipt of any marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We are currently conducting multiple clinical trials of eprenetapopt: our Phase 3 trial in the United States for the treatment of TP53 mutant MDS with azacitidine, our Phase 1b/2 trials in the United States and France for the treatment of TP53 mutant MDS and AML with azacitidine, our Phase 2 trial of post-transplant maintenance therapy with azacitidine in TP53 mutant MDS and AML, and our Phase 1b/2 trial for the treatment of TP53 mutant AML with venetoclax. At this time, we cannot reasonably estimate the cost for initiating and completing other clinical trials or preclinical studies of eprenetapopt or other product candidates, as it will be highly dependent on the clinical data from ongoing clinical trials as well as any target disease subpopulations chosen for further evaluation.

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

Other income and expense

Interest income and expense

Interest income consists of income earned on our cash and cash equivalents. Interest expense consists of bank charges and fees incurred on our cash and cash equivalents. Our interest income initially increased as our cash and cash equivalents were higher due to the cash proceeds received from our IPO. Such interest income is subsequently decreasing as our cash balance decreases as we continue to fund operations.

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

Critical accounting policies and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses at each balance sheet. This process involves reviewing open contract and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

●	CROs in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
●	investigative sites or other service providers in connection with clinical trials;
●	vendors in connection with preclinical and clinical development activities; and
●	vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.

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

Stock-based compensation

We measure stock options and other stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions and apply the graded-vesting method to all awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

●	the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;

●	the progress of our research and development programs, including the status and results of preclinical studies and clinical trials for our product candidates;
●	our stage of development and commercialization and our business strategy;
●	external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
●	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
●	the lack of an active public market for our common stock and our preferred stock;
●	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO or sale of our company in light of prevailing market conditions; and
●	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

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

Results of operations

Comparison of the three months ended June 30, 2020 and 2019

	Three months ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$10,694,029	$4,319,826	$6,374,203
General and administrative	3,786,886	1,618,589	2,168,297
Total operating expenses	14,480,915	5,938,415	8,542,500
Other income (expense):
Interest income (expense)	2,678	(4,091)	6,769
Foreign currency (loss) gain	(1,889,690)	680,058	(2,569,748)
Total other income (expense)	(1,887,012)	675,967	(2,562,979)
Net loss	$(16,367,927)	$(5,262,448)	$(11,105,479)

Research and development expenses

	Three months ended June 30,
	2020	2019	Change
APR-246	$7,568,258	$3,575,419	$3,992,839
Other early-stage development programs	407,476	374,319	33,157
Unallocated research and development expenses	2,718,295	370,088	2,348,207
Total research and development expenses	$10,694,029	$4,319,826	$6,374,203

Research and development expenses for the three months ended June 30, 2020 were $10.7 million, compared to $4.3 million for the three months ended June 30, 2019. The increase of $6.4 million was primarily related to the advancement of our clinical product candidate, APR-246. In Q1 2019 we commenced a pivotal Phase 3 clinical trial of APR-246 with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020 and is supported by two ongoing Phase 1b/2 investigator initiated trials, one in the U.S. and one in France, testing APR-246 with azacitidine as frontline treatment in TP53 mutant MDS and AML patients. In addition, in Q1 2020, we continued to enroll patients in a Phase 2 post-transplant MDS/AML clinical trial and also began enrolling patients in a Phase 1 clinical trial in frontline and relapsed/refractory TP53 mutant AML assessing APR-246 with venetoclax with or without azacitidine.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2020 were $3.8 million, compared to $1.6 million for the three months ended June 30, 2019. The increase of $2.2 million was primarily related to increases of $0.8 million in insurance expense, $0.5 million in non-cash stock-based compensation, $0.5 million in personnel related costs and $0.4 million in commercial development expense. The increase in insurance expense was primarily related to costs associated with being a public company. The increase in non-cash stock-based compensation expense was primarily related to stock option grants made in October 2019 in connection with our IPO and in March 2020 in connection with the Company’s annual compensation review.

Other income and expense

Foreign currency loss for the three months ended June 30, 2020 was $1.9 million compared to a foreign currency gain of $0.7 million for the three months ended June 30, 2019. The decrease of $2.6 million was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the three months ended June 30, 2020. Interest income for the three months ended June 30, 2020 consisted of interest earned on our cash and cash equivalents.

Comparison of the six months ended June 30, 2020 and 2019

	Six months ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$19,790,151	$7,998,270	$11,791,881
General and administrative	6,563,354	2,347,915	4,215,439
Total operating expenses	26,353,505	10,346,185	16,007,320
Other income (expense):
Interest income (expense)	227,120	(7,439)	234,559
Foreign currency gain	358,201	1,615,974	(1,257,773)
Total other income (expense)	585,321	1,608,535	(1,023,214)
Net loss	$(25,768,184)	$(8,737,650)	$(17,030,534)

Research and development expenses

	Six months ended June 30,
	2020	2019	Change
APR-246	$14,605,217	$6,314,584	$8,290,633
Other early-stage development programs	976,917	673,435	303,482
Unallocated research and development expenses	4,208,017	1,010,251	3,197,766
Total research and development expenses	$19,790,151	$7,998,270	$11,791,881

Research and development expenses for the six months ended June 30, 2020 were $19.8 million, compared to $8.0 million for the six months ended June 30, 2019. The increase of $11.8 million was primarily related to the advancement of our clinical product candidate, APR-246. In Q1 2019 we commenced a pivotal Phase 3 clinical trial of APR-246 with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020 and is supported by two ongoing Phase 1b/2 investigator initiated trials, one in the U.S. and one in France, testing APR-246 with azacitidine as frontline treatment in TP53 mutant MDS and AML patients. In addition, in Q1 2020, we continued to enroll patients in a Phase 2 post-transplant MDS/AML clinical trial and also began enrolling patients in a Phase 1 clinical trial in frontline and relapsed/refractory TP53 mutant AML assessing APR-246 with venetoclax with or without azacitidine.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2020 were $6.5 million, compared to $2.3 million for the six months ended June 30, 2019. The increase of $4.2 million was primarily related to increases of $1.6 million in insurance expense, $1.0 million in non-cash stock-based compensation, $0.8 million in personnel related costs, $0.4 million in commercial development expense and $0.3 million in legal and consulting fees. The increase in insurance expense and legal and consulting fees was primarily related to costs associated with being a public company. The increase in non-cash stock-based compensation expense was primarily related to stock option grants made in October 2019 in connection with our IPO and in March 2020 in connection with our annual compensation review.

Other income and expense

Foreign currency gain for the six months ended June 30, 2020 was $0.4 million compared to $1.6 million for the six months ended June 30, 2019. The decrease of $1.2 million was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the six months ended June 30, 2020. Interest income for the six months ended June 30, 2020 consisted of interest earned on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through June 30, 2020, we had received net proceeds of $223.9 million from our sales of preferred and common stock. As of June 30, 2020, we had cash and cash equivalents of $112.9 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(17,179,938)	$(9,172,819)
Investing activities	(10,144)	(6,189)
Financing activities	150,949	4,996,856
Net increase (decrease) in cash and cash equivalents	$(17,039,133)	$(4,182,152)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $17.2 million for the six months ended June 30, 2020 compared to $9.2 million for the six months ended June 30, 2019. The increase in cash used in operating activities of $8.0 million was primarily attributable to an increase in our net loss of $17.0 million, resulting from both increased research and development expenses and increased general and administrative expenses discussed previously partially offset by an increase in operating assets and liabilities of $5.8 million and an increase in non-cash stock-based compensation of $1.9 million.

Investing activities.

Cash used in investing activities for the six months ended June 30, 2020 and 2019, was $10,144 and $6,189, respectively. Cash used in investing activities for these periods represented the acquisition of property and equipment.

We expect that investing activities will increase over the next several years.

Financing activities.

Net cash provided by financing activities was $150,949 for the six months ended June 30, 2020 compared to $5.6 million for the six months ended June 30, 2019. The decrease in cash provided by financing activities was primarily attributable to the issuance of Series C convertible preferred stock in February 2019 for net proceeds of $5.0 million. Cash provided by financing activities for the six months ended June 30, 2020 represented proceeds received from the exercise of stock options.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to eprenetapopt and other product candidates and programs which are still in the early stages of clinical development. In addition, we have incurred and continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	conduct our current and future clinical trials and additional preclinical research of eprenetapopt;
●	initiate and continue research and preclinical and clinical development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company; and
●	continue to operate as a public company.

As of June 30, 2020, we had cash and cash equivalents of $112.9 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of eprenetapopt and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of eprenetapopt for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for eprenetapopt and our other product candidates;

●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the impact of COVID-19 on the financial markets in general and on our business in particular;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

Contractual obligations and commitments

In August 2020, we entered into a companion diagnostics agreement with Invivoscribe, Inc. to collaborate on the development of an in vitro companion diagnostic test for eprenetapopt.  Pursuant to the companion diagnostics agreement, Invivoscribe will develop a companion diagnostic assay for regulatory approval as a companion diagnostic for eprenetapopt in exchange for payments of up to $13.2 million in the aggregate, subject to the achievement of specified milestones and reimbursement of defined out-of-pocket expenses.

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

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of June 30, 2020, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $16.4 million and $25.8 million for the three and six months ended June 30, 2020, and $28.1 million, $15.5 million and $15.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our accumulated deficit was $116.3 million as of June 30, 2020 and $90.5 million as of December 31, 2019. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. Our lead product candidate, APR-246, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We believe that our existing cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of APR-246 for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for APR-246 and our other product candidates;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

The success of APR-246 will depend on several factors, including the following:

●	successful and timely completion of our ongoing clinical trials of APR-246;
●	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	the impact of COVID-19 on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve APR-246;
●	our ability to demonstrate APR-246’s safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for APR-246;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of APR-246 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question;
●	patients’ and clinicians’ perceived risks and benefits of the product candidate under study;

●	competing clinical trials;
●	efforts to facilitate timely enrollment in clinical trials;
●	physicians’ attitudes and practices with respect to clinical trial enrollment;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients; and
●	continued enrollment of prospective patients by clinical trial sites.

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

We are developing APR-246 for its ability to reactivate the tumor suppressor protein p53, the protein product of the TP53 gene and the most commonly mutated gene in cancer. We are also developing a next-generation p53 reactivator, APR-548, for potential use in multiple hematologic malignancy indications. We believe that mutant p53 is an attractive target for novel cancer therapy due to the high incidence of p53 mutations across a range of cancer types and the universally inferior prognosis for cancer patients with mutated p53. However, to our knowledge, no one has advanced a product candidate with this mechanism of action into clinical development. The scientific evidence to support the feasibility of developing these product candidates is both preliminary and limited. For instance, even though APR-246 has shown promising results in preclinical studies and early-stage clinical trials, we may not succeed in demonstrating safety and efficacy of APR-246 in larger-scale clinical trials, including our pivotal Phase 3 clinical trial. Advancing APR-246 as a novel product to reactivate p53 creates significant challenges for us, including:

●	obtaining marketing approval, as obtaining regulatory approval of a p53 reactivator from the FDA or comparable foreign regulatory authorities has never been done before;
●	educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into treatment regimens; and
●	establishing the sales and marketing capabilities to gain market acceptance, if approved.

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

Some patients in our trials have experienced serious adverse events. In the Phase 3 MDS Trial, serious adverse events, regardless of causality, reported for more than one patient as of July 31, 2020 were: febrile neutropenia (26%), pneumonia (10%), pyrexia (9%), sepsis (6%), muscle weakness (5%), confusional state (3%), respiratory failure (3%), cellulitis (2%), acute febrile neutrophilic dermatosis (1%), acute kidney injury (1%), acute respiratory distress syndrome (1%), anemia (1%), atrial flutter (1%), cardiac failure (1%), dyspnea (1%), encephalopathy (1%), fall (1%), headache (1%), hypotension (1%), hypoxia (1%), pericarditis (1%), platelet count decreased (1%), pneumonitis (1%), skin infection (1%), thrombocytopenia (1%), and urinary tract infection (1%). In the U.S. Phase 1b/2 MDS/AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of July 31, 2020 were: febrile neutropenia (33%), pneumonia (25%), sepsis (11%), pyrexia (7%), dehydration (5%), embolism (5%), muscle weakness (5%), respiratory failure (5%), vomiting (5%), angina pectoris (4%), atrial fibrillation (4%), intracranial hemorrhage (4%) and multiple organ dysfunction syndrome (4%). In the French Phase 1b/2 MDS/AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of July 31, 2020 were: febrile neutropenia (27%), device related infection (12%), pneumonia (8%), sepsis (8%), corona virus infection (6%), lung disorder (6%), ataxia (4%), cellulitis (4%), dizziness (4%), septic shock (4%), subdural hematoma (4%) and urinary tract infection (4%). In the Phase 2 MDS/AML post-transplant trial, serious adverse events, regardless of causality, reported for more than one patient as of July 31, 2020 were confusional state (9%) and pyrexia (9%). In the Phase 1 AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of July 31, 2020 were: febrile neutropenia (40%), sepsis (13%) and subdural hematoma (13%). In the Phase 1b/2 Clinical Trial of APR 246 in Platinum Sensitive Ovarian Cancer (PiSARRO), serious adverse events, regardless of causality, reported in more than one patient were: device related infection (17%), vomiting (17%), febrile neutropenia (8%), infection (6%), small intestinal obstruction (6%) and thrombocytopenia (6%).

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

We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory authorization to commence a trial;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining institutional review board or ethics committee approval at each clinical trial site;
●	recruiting suitable patients to participate in a trial;
●	the impact of COVID-19 on patient screening and patient enrollment;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	manufacturing sufficient quantities of product candidate for use in clinical trials and ensuring clinical trial material is provided to clinical sites in a timely manner; or
●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors, including our CROs, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we, our investigators, or any of the overseeing IRBs or ethics committees might decide to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are insufficiently positive to support marketing approval, or if there are safety concerns, we may:

●	incur unplanned costs;
●	be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
●	obtain marketing approval in some countries and not in others;
●	obtain marketing approval for indications or patient populations that are narrower or more limited in scope than intended or desired;
●	obtain marketing approval subject to significant use or distribution restrictions or with labeling that includes significant safety warnings, including boxed warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the drug removed from the market after obtaining marketing approval.

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

Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying potential product candidates;
●	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and/or achieve market acceptance; and
●	potential product candidates may not be safe or effective in treating their targeted diseases.

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

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the drug or seize the drug;
●	we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
●	we, or any future collaborators, could be sued and held liable for harm caused to patients;
●	the drug may become less competitive in the marketplace; and
●	our reputation may suffer.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	the potential advantages of the product compared to alternative therapies;
●	the prevalence and severity of any side effects;

●	whether the product is designated under physician and other provider treatment guidelines as a first-, second- or third-line therapy;
●	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration for patients and healthcare practitioners compared to alternative treatments;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions and safety information contained in the product’s approved labeling;
●	the strength of sales, marketing and distribution support;
●	changes in the standard of care for the targeted indications for the product; and
●	the availability of coverage by, and the amount of reimbursement from, government payors, managed care plans and other third-party payors.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	limitations or restrictions on the ability of sales personnel to appropriately market the product to physicians or other healthcare professionals;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
●	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any drugs that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or drugs that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize any drugs that we may develop.

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

An epidemic or pandemic disease outbreak, including the 2019 novel coronavirus (COVID-19), could disrupt our business operations as well as the business or operations of our single third-party manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, or other third parties with whom we conduct business which may have a material adverse effect on our business, results of operations, financial condition and prospects.

An epidemic or pandemic disease outbreak, including the 2019 novel coronavirus (COVID-19), could severely disrupt our operations or the operations of third parties that we depend on, including our single third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, supply chain disruptions due to response to COVID-19 or otherwise could have a material adverse effect on the availability or cost of materials for the API for APR-246. Quarantines, restrictions or bans in travel into and within the countries in which we operate, our manufacturer produces the API for APR-246 or where we conduct our clinical trials could impede, delay, limit or prevent the production or delivery or release of our product candidates to our trial sites, and trial investigators, patients or other critical staff could be restricted from traveling to our trial sites. In addition, some of our clinical sites could slow or cease patient recruitment, patient treatment and/or access to patient data. We had observed a decrease in both patient screening and patient enrollment as a result of the COVID-19 pandemic and such decreases may continue so in the future. Additionally, we and our employees are taking steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business, operations and internal controls. Any or all of these factors could impede, delay, limit or prevent completion of our ongoing clinical trials, or require changes to our ongoing clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business, results of operations, financial conditions and prospects.

While there is significant uncertainty relating to the potential effect of the coronavirus on our business and operations, infections may become more widespread and travel restrictions may worsen, including in the United States, Sweden and other countries where our trials are conducted or the API for APR-246 is manufactured, any of which could have a material adverse effect our business, results of operations, financial conditions and prospects. Additionally, disruptions at the at FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our product candidate or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. The FDA has since announced that it is working toward the goal of restarting on-site inspections, but it is currently unclear when or how this will be done. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

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

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidates for commercial supply of any of our product candidates for which we or any of our future collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	the possible failure of the third party to manufacture our product candidate according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
●	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;
●	the possible breach by the third-party contractors of our agreements with them;
●	the failure of third-party contractors to comply with applicable regulatory requirements;
●	the possible failure of the third party to manufacture our product candidates according to our specifications;
●	the impact of COVID-19 on the facilities of our manufacturers and their supply lines;
●	the possible mislabeling of clinical supplies, potentially resulting in issues including the wrong dose amounts being supplied or active drug or placebo not being properly identified;
●	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

Collaborations involving our product candidates would pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development, marketing and/or commercialization of our product candidates or may elect not to continue or renew development, marketing or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, drugs that compete directly or indirectly with our product candidates or product candidates;
●	a collaborator with marketing and distribution rights to one or more drugs may not commit sufficient resources to the marketing and distribution of such drug or drugs;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly obtain, maintain, defend and enforce our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	collaborators may infringe, misappropriate or otherwise violate the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	we may lose certain valuable rights under circumstances identified in any collaboration arrangement that we enter into, such as if we undergo a change of control;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development, marketing and/or commercialization of the applicable product candidates;
●	collaborators may learn about our discoveries, data, proprietary information, trade secrets, or compounds and use this knowledge to compete with us in the future; and
●	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

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

If a third party claims that we infringe its intellectual property rights, we may face a number of issues even if we believe such claims are without merit, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate, may divert our management’s attention from our core business and may impact our reputation;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, including APR-246, or from using our proprietary technologies, unless the third party licenses its patent rights to us, which it is not required to do;

●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates or such license is only available on a non-exclusive basis; and
●	redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our product candidates but that are not covered by the claims of our patents;
●	the APIs in our current product candidates will eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation or method of use;
●	we, or our future licensors or collaborators, might not have been the first to file patent applications for these inventions;
●	we, or our future licensors or collaborators, might not have been the first to make the inventions covered by our issued patents or pending patent applications;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies;
●	it is possible that our current or future pending or licensed patent applications will not result in issued patents;
●	it is possible that public disclosures or publications, including disclosures or publications made by us, could be used in an attempt to invalidate our patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
●	our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	it is possible that others may circumvent our patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
●	the laws of foreign countries may not protect our proprietary rights to the same extent as the laws of the United States;
●	the claims of our issued patents or patent applications, if and when issued, may not cover our product candidates;
●	our issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

●	the inventors of our patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	we have engaged in scientific collaborations in the past and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	we may choose not to pursue patent protection in order to maintain certain trade secrets or know-how, and a third party may subsequently obtain a patent covering such intellectual property;
●	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
●	the patents of others may have an adverse effect on our business.

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

Our product candidates could fail to receive marketing approval, or marketing approval for our product candidates could be limited or delayed, for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission and applications or to obtain marketing approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may fail to approve any companion diagnostics that may be required in connection with approval of our therapeutic product candidates

●	the FDA or the applicable foreign regulatory agency may fail to approve the formulation, labeling and/or the specifications for our product candidate
●	changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

If we, and our future collaborators, are not able to comply with post-approval regulatory requirements, regulatory agencies or enforcement authorities may:

●	issue warning letters;
●	impose civil or criminal penalties;
●	suspend regulatory approval;
●	suspend any of our ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications submitted by us or our collaborators;
●	impose restrictions on our operations, including closing our or our collaborators’ manufacturing facilities; or
●	seize or detain products or require a recall.

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

In addition, later discovery of previously unknown adverse events or other problems with our product candidates or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	litigation involving patients taking our drug;
●	restrictions on such drugs, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a drug;
●	restrictions on drug distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the drugs from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of drugs;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	damage to relationships with any potential collaborators;
●	restrictions on coverage by third-party payors;
●	unfavorable press coverage and damage to our reputation;
●	refusal to permit the import or export of drugs;
●	drug seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and/or new payment methodologies, and place additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels and imposition of more rigorous coverage criteria or new payment methodologies may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any coverage or reimbursement policies instituted by Medicare or other federal health care programs may result in similar policies from private payors. The implementation of cost containment measures or other healthcare reforms may affect our ability to generate revenue, attain or maintain profitability, or commercialize our product candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Regulatory proposals have been made to allow the importation of prescription drugs into the United States that are approved for marketing in Canada, and potentially other countries. On July 24, 2020, President Trump issued an Executive Order directing the Secretary of the Health and Human Services to grant waivers of the prohibition of importation of prescription drugs to certain individuals and to complete the rulemaking process to allow the importation of certain prescription drugs from Canada. If such actions are implemented, and if APR-246 or another similar or equivalent drug product is approved in another ex-US jurisdiction, these regulatory proposals may impact the competition our product may face, if approved. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

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

Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payors, our relationships with healthcare providers, physicians and third-party payors will subject us to healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, without limitation, the following:

●	The Federal Anti-Kickback Statute—An intent-based federal criminal statute that prohibits, among other things, any person from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made, in whole or in part, by a federal health care program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted

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
●	The Federal Civil False Claims Act—Imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to a federal healthcare program or knowingly making using or causing to be made or used a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,665 to $23,331 per false claim or statement for penalties assessed after June 19, 2020, with respect to violations occurring after November 2, 2015. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the federal civil False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There is also the Federal Criminal False Claims Act, which is similar to the Federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.
●	The Federal Criminal Statute on False Statements Relating to Health Care Matters—Makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services.
●	HIPAA Criminal Federal Health Care Fraud Statute—Enacted as part of HIPPA, makes it a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defend any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.
●	The Federal Civil Monetary Penalties Law—Authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.
●	HIPAA Health Information Privacy and Security—The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, or collectively, HIPAA, imposes privacy, security, and breach reporting obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable protected health information, including, among other requirements, to implement certain policies and procedures, to support certain substantive rights of patients, mandatory contractual terms and technical safeguards to protect the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
●	The Federal Physician Payments Sunshine Act—Requires “applicable manufacturers” of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, among others, to track and report annually to the federal government (for disclosure to the public) certain payments and other transfers of value they make to “covered recipients.” The term covered recipients includes physicians, teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives. Failure to submit required information may result in civil monetary penalties.
●	The Federal Food, Drug, and Cosmetic Act—Prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices.
●	Analogous State and Foreign Laws—There are state and foreign law equivalents of the above federal laws, such as the Anti-Kickback Statute and the False Claims Act, which may apply to items or services reimbursed by any third-party payor, including commercial insurers (i.e., so-called “all-payor anti-kickback laws”). Similarly, there are state and foreign laws that govern the privacy and security of health information, biometric information or more general personally identifiable information, including state health information privacy laws, data breach notification laws, marketing privacy laws, and certain comprehensive privacy legislation such as the new California Consumer Privacy Act which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and, with respect to state laws, are often not pre-empted by HIPAA, or govern data that we may have that is outside the scope of HIPAA, thus requiring additional compliance efforts. These privacy and data protection laws are also evolving, requiring continual evaluation and investment in compliance programs.
●	State and Foreign Laws Regulating Pharmaceutical Manufacturer Compliance Programs, Drug Price Transparency, and Other Practices—Some state and foreign laws require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation, or other remuneration to physicians and other healthcare providers. Several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified.

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

Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Moreover, privacy and cybersecurity laws and regulations are evolving, and may continue to add additional compliance costs and legal risks. For example, the California legislature passed the California Consumer Protection Act (CCPA), which came into effect January 1, 2020. The CCPA requires companies doing business in California to disclose information regarding the collection and use of a consumer’s personal data, and comply with certain qualified privacy rights requests, including rights to request deletion of or to stop the sale of their personal information. While the CCPA includes certain exemptions for data protected by HIPPA or in certain research contexts, the law covers a wide range of data we my process in other contexts. The CCPA also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance and enforcement actions from the California Attorney General. Additionally, the CCPA may be further amended, including through a referendum called the California Privacy Rights Act, which has qualified to be on the ballot in California in November 2020. Several states are also considering similar legislation.

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

We are subject to the GDPR (as implemented by countries in Europe), which applies extra-territorially and implements stringent operational requirements on controllers (e.g., sponsors) and processors (e.g., CROs, laboratories) of personal data, including, for example, high standards for obtaining valid consent from individuals to process their personal data (where consent is the legal ground relied upon), the requirements to provide detailed disclosures to individuals, short timelines for personal data breach notifications to data protection authorities, limitations on retention of personal data, additional considerations where processing health data and other “special categories of personal data” and specific obligations where third-party processors are engaged. The GDPR also prohibits the international transfer of personal data from the EEA/UK to countries outside of the EEA/UK unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Until recently, one such data transfer mechanism was the EU-US Privacy Shield. However, in July 2020 the Court of Justice of the European

Union (“CJEU”) declared the Privacy Shield to be invalid. The CJEU upheld the validity of the standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data but companies relying on SCCs will – subject to additional guidance from regulators in the EEA/UK – need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. In turn, the findings of the CJEU will have significant implications for cross-border data flows.

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

As of June 30, 2020, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 86.4 % of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which common stockholders might otherwise receive a premium for our shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of APR-246 and any of our other product candidates;
●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;

●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

In addition, the spread of COVID-19 has caused a broad impact globally. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and a recession or market correction resulting from the spread or continuation of COVID-19 could materially affect our business and the value of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2020, we have outstanding 21,186,827 shares of common stock.

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

Use of proceeds from registered securities

On October 7, 2019, we completed our IPO, in which we sold 6,516,667 shares of common stock, $0.001 par value per share, which included the exercise in full by the underwriters of their option to purchase an additional 850,000 shares of common stock, at a price to the public of $15.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-233662), which was filed with the SEC on September 6, 2019 and amended subsequently and declared effective on October 2, 2019, and Form S-1MEF, which was filed and declared effective with the SEC on October 2, 2019. The underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC.

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

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In August 2020, we entered into a companion diagnostics agreement with Invivoscribe, Inc. to collaborate on the development of an in vitro companion diagnostic test for eprenetapopt.  Pursuant to the companion diagnostics agreement, Invivoscribe will develop a companion diagnostic assay for regulatory approval as a companion diagnostic for eprenetapopt in exchange for payments of up to $13.2 million in the aggregate, subject to the achievement of specified milestones and reimbursement of defined out-of-pocket expenses.

Item 6.  Exhibits.

Exhibit Index

Exhibit
Number	Description of Document

10.1†	Companion Diagnostic Agreement dated August 11, 2020, by and between Invivoscribe, Inc. and the Registrant.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Taxonomy

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Portions of this exhibit (indicated by bracketed asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

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

Date: August 11, 2020	Aprea Therapeutics, Inc.

	By:	/s/ Christian S. Schade
Christian S. Schade
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2020

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)