Form 10-Q
period 2020-09-30
Aprea Therapeutics, Inc.
filed 2020-11-06
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 21,186,827 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 6, 2020.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development, commercialization, and market uptake of APR-246 or eprenetapopt and our other potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from the outbreak of the novel coronavirus, COVID-19;
●	the prospects of eprenetapopt and other product candidates, which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of eprenetapopt;
●	the design of our multiple clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our expectations regarding the timing of data from our Phase 3 and additional clinical trials;
●	market acceptance or commercial success of eprenetapopt and the degree of acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for eprenetapopt, if approved for commercial use, and market acceptance;
●	our ability to maintain regulatory approval of eprenetapopt, and any related restrictions, limitations and/or warnings in the label of eprenetapopt;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering eprenetapopt;
●	potential claims relating to our intellectual property and third-party intellectual property;

●	the duration of our intellectual property estate that will provide protection for eprenetapopt;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize eprenetapopt, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of eprenetapopt;
●	our expectations regarding the ability of our current contract manufacturing partners to produce eprenetapopt in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to generate sufficient or positive preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical trials of APR-548;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

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

Aprea Therapeutics, Inc.

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$101,146,633	$130,088,869
Prepaid expenses and other current assets	1,257,077	2,955,878
Total current assets	102,403,710	133,044,747
Property and equipment, net	40,696	41,639
Right of use lease asset	360,610	521,392
Other noncurrent assets	29,372	107
Total assets	$102,834,388	$133,607,885
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,349,977	$2,176,852
Accrued expenses	9,084,389	6,642,553
Lease liability—current	244,310	242,329
Total current liabilities	13,678,676	9,061,734
Lease liability—noncurrent	132,773	302,621
Total liabilities	13,811,449	9,364,355
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,186,827 and 21,022,752 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	21,187	21,023
Additional paid-in capital	229,986,911	226,284,548
Accumulated other comprehensive loss	(12,370,630)	(11,533,778)
Accumulated deficit	(128,614,529)	(90,528,263)
Total stockholders’ equity	89,022,939	124,243,530
Total liabilities and stockholders' equity	$102,834,388	$133,607,885

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$8,761,095	$4,910,409	$28,551,246	$12,908,679
General and administrative	3,473,210	2,307,946	10,036,564	4,655,861
Total operating expenses	12,234,305	7,218,355	38,587,810	17,564,540
Other income (expense):
Interest (expense) income	(9,212)	(6,098)	217,908	(13,537)
Foreign currency (loss) gain	(74,565)	975,034	283,636	2,591,008
Total other (expense) income	(83,777)	968,936	501,544	2,577,471
Net loss	$(12,318,082)	$(6,249,419)	$(38,086,266)	$(14,987,069)
Other comprehensive loss:
Foreign currency translation	(168,982)	(2,940,174)	(836,852)	(4,926,841)
Total comprehensive loss	(12,487,064)	(9,189,593)	(38,923,118)	(19,913,910)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(5.29)	$(1.80)	$(12.72)
Weighted-average common shares outstanding, basic and diluted	21,186,827	1,181,726	21,115,797	1,178,206

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

	Convertible Preferred Stock								Additional	Other		Stockholders’
	Series A		Series B		Series C		Common Stock		Paid‑in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balance, December 31, 2018	612,446	$6,483,044	7,235,969	$49,742,942	4,712,698	$56,364,645	1,155,366	$127,091	$19,666,588	$(8,761,325)	$(62,468,456)	$(51,436,102)
Issuance of Series C convertible preferred stock, net of issuance costs of $53,509	—	—	—	—	467,179	5,598,362	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	26,207	2,883	20,235	—	—	23,118
Stock‑based compensation	—	$—	—	$—	—	$—	—	$—	$284,909	$—	$—	$284,909
Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,986,667)	—	(1,986,667)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,737,650)	(8,737,650)
Balance, June 30, 2019	612,446	$6,483,044	7,235,969	$49,742,942	5,179,877	$61,963,007	1,181,573	$129,974	$19,971,732	$(10,747,992)	(71,206,106)	$(61,852,392)
Issuance of common stock	—	—	—	—	—	—	160	100	—	—	—	100
Stock‑based compensation	—	$—	—	$—	—	$—	—	$—	$246,225	$—	$—	$246,225
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,940,174)	—	(2,940,174)
Exchange of preferred and common stock of Aprea Therapeutics AB into stock of Aprea Therapeutics, Inc.	—	—	—	—	—	—	—	(128,892)	128,892	—	$—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,249,419)	(6,249,419)
Balance, September 30, 2019	612,446	6,483,044	7,235,969	49,742,942	5,179,877	61,963,007	1,181,733	1,182	20,346,849	(13,688,166)	(77,455,525)	(70,795,660)

Balance, December 31, 2019	—	$—	—	$—	—	$—	21,022,752	$21,023	$226,284,548	$(11,533,778)	$(90,528,263)	$124,243,530
Exercise of stock options	—	—	—	—	—	—	164,075	164	150,785	—	—	150,949
Stock‑based compensation	—	—	—	—	—	—	—	—	2,161,931	—	—	2,161,931
Foreign currency translation	—	—	—	—	—	—	—	—	—	(667,870)	—	(667,870)
Net loss	—	—	—	—	—	—	—	—	—	—	(25,768,184)	(25,768,184)
Balance, June 30, 2020	—	$—	—	$—	—	$—	21,186,827	$21,187	$228,597,264	$(12,201,648)	$(116,296,447)	$100,120,356
Stock‑based compensation	—	—	—	—	—	—	—	—	1,389,647	—	—	1,389,647
Foreign currency translation	—	—	—	—	—	—	—	—	—	(168,982)	—	(168,982)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,318,082)	(12,318,082)
Balance, September 30, 2020	—	$—	—	$—	—	$—	21,186,827	$21,187	$229,986,911	$(12,370,630)	$(128,614,529)	$89,022,939

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(38,086,266)	$(14,987,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,177	8,853
Stock‑based compensation	3,551,578	531,134
Amortization of right of use lease asset	160,540	109,546
Foreign currency gain	(283,636)	(2,591,008)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,698,801	(46,981)
Accounts payable	2,173,125	2,000,482
Accrued expenses and other liabilities	2,441,836	3,111,906
Lease liability	(271,625)	(102,996)
Net cash used in operating activities	(28,603,470)	(11,966,133)
Cash flows from investing activities:
Purchases of property and equipment	(9,419)	(16,435)
Net cash used in investing activities	(9,419)	(16,435)
Cash flows from financing activities:
Proceeds from the exercise of stock options	150,949	23,118
Deferred offering costs	—	(4,244,276)
Proceeds from issuance of Series C convertible preferred, net	—	5,598,362
Net cash provided by financing activities	150,949	1,377,204
Decrease in cash and cash equivalents	(28,461,940)	(10,605,364)
Effect of exchange rate changes on cash	(480,296)	(2,736,465)
Cash and cash equivalents—beginning of year	130,088,869	65,675,931
Cash and cash equivalents—end of year	$101,146,633	$52,334,102
Non‑cash activities:
Cumulative effect of change in accounting principle—ASC 842 adoption	$—	$329,384

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (or the “Company”) is a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics that reactivate the mutant tumor suppressor protein p53. p53 is the protein expressed from the TP53 gene, the most commonly mutated gene in cancer. The Company began principal operations in 2006 and is headquartered in Boston, Massachusetts with research facilities in Stockholm, Sweden.

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

The Company believes that the September 30, 2020 cash balance of approximately $101.1 million will be sufficient to fund the Company’s operations into 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Stock-based compensation—The Company measures stock options and other stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense of those awards, net of forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company applies the straight-line method of expense recognition to all awards with only service based vesting conditions.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine months ended September 30,
	2020	2019
Series A convertible preferred stock	—	612,446
Series B convertible preferred stock	—	7,235,969
Series C convertible preferred stock	—	5,179,877
Options to purchase common stock	3,771,459	2,970,234
Total shares of common stock equivalents	3,771,459	15,998,526

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach allowed under ASU 2018-11 which releases companies from presenting comparative periods and related disclosures under ASC 842 and requires a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (see Note 2). The Company is party to two operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for three and nine months ended September 30, 2020 was $84,482 and $241,807, respectively. Rent expense for the three and nine months ended September 30, 2019 was $38,734 and $166,518, respectively.

The Company has an operating lease in Boston, Massachusetts for office space. The lease will expire in December 2021 and does not have any renewal options. The Company also has an operating lease for office and laboratory space in Solna, Sweden that expires in June 2022.

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,		Nine months ended September 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost	$56,834	$54,358	$168,900	$106,210
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$62,909	$51,394	$188,727	$112,211
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$585,256	$—	$585,256
Weighted average remaining lease term (years)	1.25 - 1.75	2.3 - 2.8	1.25 - 1.75	2.3 - 2.8
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%

Future lease payments under noncancelable leases are as follows at September 30, 2020:

Operating
Future Lease Payments	Leases
2020	$63,914
2021	257,952
2022	65,863
Total Lease Payments	$387,729
Less: Imputed Interest	(10,646)
Total Lease Liabilities	$377,083

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
Professional fees	$181,861	$207,917
Compensation and benefits	1,069,340	961,790
Research and development	7,596,925	4,992,311
Other	236,263	480,535
Total accrued expenses	$9,084,389	$6,642,553

5. Stockholders’ equity

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $1,389,647, and $3,551,578 for the three and nine months ended September 30, 2020, respectively. The Company recorded stock-based compensation expense of $246,225 and $531,134 for the three and nine months ended September 30, 2019, respectively.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2020 and 2019. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

As of September 30, 2020 and December 31, 2019, the Company had no uncertain tax positions or related interest and penalties accrued.

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

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2020, the Company has not recorded a provision for any contingent losses.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. p53 is the protein expressed from the TP53 gene, the most commonly mutated gene in cancer. We believe that mutant p53 is an attractive therapeutic target due to the high incidence of p53 mutations across a range of cancer types and its involvement in key cellular activities such as apoptosis. Cancer patients with mutant p53 face a significantly inferior prognosis even when treated with the current standard of care, and a large unmet need for these patients remains. Our lead product candidate, APR-246, or eprenetapopt, is a small molecule p53 reactivator that is in late-stage clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. Eprenetapopt has received orphan drug, fast track and breakthrough therapy designations from the FDA for MDS, and orphan drug designation from the European Commission for MDS and AML, and we believe eprenetapopt will be a first-in-class therapy if approved by applicable regulators. In June 2020, we completed enrollment of 154 patients in our pivotal Phase 3 trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS and expect top-line data from this trial by year-end 2020. We have planned New Drug Application (NDA) and Marketing Authorisation Application (MAA) submissions in 2021. Our pivotal Phase 3 trial is supported by data from two ongoing Phase 1b/2 investigator initiated trials, one in the U.S. and one in France, testing eprenetapopt with azacitidine as frontline treatment in TP53 mutant MDS and AML patients.

In addition to our pivotal Phase 3 MDS trial, we are conducting, supporting and planning multiple clinical trials of eprenetapopt:

●	Phase 2 MDS/AML Post-Transplant Trial -- We have fully enrolled a single-arm, open-label Phase 2 trial evaluating eprenetapopt with azacitidine as post-transplant maintenance therapy in TP53 mutant MDS and AML patients who have received an allogenic stem cell transplant.
●	Phase 1/2 AML Trial -- We are currently enrolling a Phase 1/2 trial evaluating the safety, tolerability, and preliminary efficacy of eprenetapopt therapy in TP53 mutant AML patients. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine, and no dose-limiting toxicities were observed in 12 patients receiving either regimen. Based on these results, we have expanded the trial to treat approximately 30 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine. We also plan to activate a separate cohort in the trial to evaluate the combination of eprenetapopt with azacitidine in approximately 30 frontline TP53 mutant AML patients.
●	Phase 1 NHL Trial -- We have designed and are conducting a Phase 1 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies. We are targeting the first patient to be enrolled in the fourth quarter of 2020.
●	Phase 1/2 Solid Tumor Trial – Based on in vivo data suggesting synergistic activity between eprenetapopt and immune-therapy agents including anti-PD-1 antibody, we have designed and are conducting Phase 1/2 clinical trials in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy. Five patients have been enrolled in the safety review cohort.

Our second product candidate, APR-548, is a pre-clinical, next generation p53 reactivator with the potential for oral administration. APR-548 exhibits high oral bioavailability in preclinical testing and is being developed in an oral dosage form. We completed Investigational New Drug, or IND, enabling preclinical studies of APR-548 and filed an IND with the FDA. Following a request for additional information by the FDA before the initiation of human clinical trials, we received clearance from the FDA in October 2020 to initiate Phase 1 clinical trials for APR-548. We anticipate enrollment in the Phase 1 clinical trial to begin in the first quarter 2021.

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

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through September 30, 2020, we had received net proceeds of approximately $223.9 million from our sales of preferred and common stock.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $12.3 million and $38.1 million for the three and nine months ended September 30, 2020 and $28.1 million, $15.5 million and $15.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $128.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of September 30, 2020, we had cash and cash equivalents of $101.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

The COVID-19 pandemic

The novel coronavirus outbreak (COVID-19) has been declared a “Public Health Emergency of International Concern” by the World Health Organization. COVID-19 has spread to the countries in which we, our suppliers, and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement or re-implement, safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings, and other measures they deem necessary. Like many other organizations and individuals, the Company and our employees are taking additional steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. We will continue to actively monitor the situation and may take further actions that could alter our business operations as may be required by national, state, or local authorities, or that we determine are in the best interests of our employees and stockholders.

As a result of the COVID 19 pandemic and policy responses to it, in April and May 2020 we did initially observe a decrease in both patient screening and patient enrollment in certain of our ongoing clinical trials. Patient screening and the number of patients eligible for enrollment in our clinical trials has returned to expected levels. Together with our investigators and clinical sites, we continue to assess the impact of the coronavirus pandemic on enrollment and the ability to maintain patients enrolled in our clinical trials and the corresponding impact on the timing of the completion of our ongoing clinical trials.

We have assessed both capacity and the current clinical supply chain associated with the production of eprenetapopt and have observed no disruptions to date in our clinical supply chain and our ability to provide supply for our on-going clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the three and nine months ended September 30, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate additional clinical trials of eprenetapopt, pursue later stages of clinical development of eprenetapopt, initiate clinical trials for product candidates other than eprenetapopt and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of our ongoing clinical trials of eprenetapopt, as well as of any future clinical trials of eprenetapopt or other product candidates and other research and development activities that we may conduct;
●	uncertainties in clinical trial design and patient enrollment rates;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of, and any limitations imposed by regulatory bodies on, any marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We are currently conducting multiple clinical trials of eprenetapopt: our Phase 3 trial in the United States for the treatment of TP53 mutant MDS with azacitidine, our Phase 1b/2 trials in the United States and France for the treatment of TP53 mutant MDS and AML with azacitidine, our Phase 2 trial of post-transplant maintenance therapy with azacitidine in TP53 mutant MDS and AML, our Phase 1b/2 trial for the treatment of TP53 mutant AML with venetoclax and our Phase 1/2 solid tumor trial assessing eprenetapopt with anti-PD-1 therapy. At this time, we cannot reasonably estimate the cost for initiating and completing other clinical trials or preclinical studies of eprenetapopt or other product candidates, as it will be highly dependent on the clinical data from ongoing clinical trials as well as any target disease subpopulations chosen for further evaluation.

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

Results of operations

Comparison of the three months ended September 30, 2020 and 2019

	Three months ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$8,761,095	$4,910,409	$3,850,686
General and administrative	3,473,210	2,307,946	1,165,264
Total operating expenses	12,234,305	7,218,355	5,015,950
Other income (expense):
Interest expense	(9,212)	(6,098)	(3,114)
Foreign currency (loss) gain	(74,565)	975,034	(1,049,599)
Total other (expense) income	(83,777)	968,936	(1,052,713)
Net loss	$(12,318,082)	$(6,249,419)	$(6,068,663)

Research and development expenses

	Three months ended September 30,
	2020	2019	Change
Eprenetapopt (APR-246)	$7,923,977	$3,222,570	$4,701,407
Other early-stage development programs	428,485	605,687	(177,202)
Unallocated research and development expenses	408,632	1,082,152	(673,520)
Total research and development expenses	$8,761,095	$4,910,409	$3,850,686

Research and development expenses for the three months ended September 30, 2020 were $8.8 million, compared to $4.9 million for the three months ended September 30, 2019. The increase of $3.9 million was primarily due to the continued development of our lead product candidate, eprenetapopt as follows:

●	an increase of $2.0 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020. The $2.0 million increase included $1.0 million related to the development of an in vitro companion diagnostic test for eprenetapopt;
●	an increase of $0.9 million related to our Phase 1/2 clinical trials in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy which enrolled its first patient in Q3 2020;
●	an increase of $0.6 million related to the development of a Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies;
●	an increase of $0.4 million related to our Phase 2 post-transplant MDS/AML clinical trial; and
●	an increase of $0.3 million related to the preparation of a New Drug Application (NDA) for eprenetapopt.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2020 were $3.5 million, compared to $2.3 million for the three months ended September 30, 2019. The increase of $1.2 million was primarily related to increases of $0.9 million in non-cash stock-based compensation expense, $0.8 million in insurance expense and $0.8 million in commercial development expense offset, in part, by a decrease of $0.9 million in legal and consulting fees. The increase in non-cash stock-based compensation expense was primarily related to stock option grants made in October 2019 in connection with our IPO and in March 2020 in connection with the Company’s annual compensation review. The increase in insurance expense was primarily related to costs associated with being a public company and commercial development expense relates to the initiation of certain pre-commercialization activities, such as market research and brand building. The decrease in legal and consulting fees is related to costs incurred in connection with preparations for our IPO which was completed in October 2019. No such costs were incurred in 2020.

Other income and expense

Foreign currency loss for the three months ended September 30, 2020 was $0.1 million compared to a foreign currency gain of $1.0 million for the three months ended September 30, 2019. The decrease of $1.1 million was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the three months ended September 30, 2020. Interest expense for the three months ended September 30, 2020 and 2019 consisted of interest expense associated with our facility leases.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine months ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$28,551,246	$12,908,679	$15,642,567
General and administrative	10,036,564	4,655,861	5,380,703
Total operating expenses	38,587,810	17,564,540	21,023,270
Other income (expense):
Interest income (expense)	217,908	(13,537)	231,445
Foreign currency gain	283,636	2,591,008	(2,307,372)
Total other income (expense)	501,544	2,577,471	(2,075,927)
Net loss	$(38,086,266)	$(14,987,069)	$(23,099,197)

Research and development expenses

	Nine months ended September 30,
	2020	2019	Change
Eprenetapopt (APR-246)	$22,529,194	$9,537,154	$12,992,040
Other early-stage development programs	1,405,402	1,279,122	126,280
Unallocated research and development expenses	4,616,650	2,092,403	2,524,247
Total research and development expenses	$28,551,246	$12,908,679	$15,642,567

Research and development expenses for the nine months ended September 30, 2020 were $28.5 million, compared to $12.9 million for the nine months ended September 30, 2019. The increase of $15.6 million was primarily due to the continued development of our lead product candidate, eprenetapopt as follows:

●	an increase of $8.1 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020. The $8.1 million increase included $2.2 million related to the development of an in vitro companion diagnostic test for eprenetapopt;
●	an increase of $1.6 million related to our Phase 2 post-transplant MDS/AML clinical trial;
●	an increase of $1.4 million related to our Phase 1/2 trial evaluating the safety, tolerability, and preliminary efficacy of eprenetapopt therapy in TP53 mutant AML patients. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine. We have expanded the trial to treat approximately 30 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine;
●	an increase of $1.0 million related to our Phase 1/2 clinical trials in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy which enrolled its first patient in Q3 2020;
●	an increase of $0.8 million related to the development of a Phase 1 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies; and
●	an increase of $1.2 million related to the preparation of a New Drug Application (NDA) for eprenetapopt.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2020 were $10.0 million, compared to $4.6 million for the nine months ended September 30, 2019. The increase of $5.4 million was primarily related to increases of $2.4 million in insurance expense, $1.9 million in non-cash stock-based compensation, $1.2 million in commercial development expense and $0.8 million in personnel related costs offset, in part, by $0.8 million in legal and consulting fees. The increase in insurance expense was primarily related to costs associated with being a public company. The increase in non-cash stock-based compensation expense was primarily related to stock option grants made in October 2019 in connection with our IPO and in March 2020 in connection with our annual compensation review. The increase in commercial development expense relates to the initiation of certain pre-commercialization activities, such as market research and brand building. The decrease in legal and consulting fees is related to costs incurred in connection with preparations for our IPO which was completed in October 2019. No such costs were incurred in 2020.

Other income and expense

Foreign currency gain for the nine months ended September 30, 2020 was $0.3 million compared to $2.6 million for the nine months ended September 30, 2019. The decrease of $2.3 million was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the nine months ended September 30, 2020. Interest income for the nine months ended September 30, 2020 consisted of interest earned on our cash and cash equivalents. Interest expense for the nine months ended September 30, 2019 consisted of interest expense associated with our facility leases.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through September 30, 2020, we had received net proceeds of $223.9 million from our sales of preferred and common stock. As of September 30, 2020, we had cash and cash equivalents of $101.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(28,603,470)	$(11,966,133)
Investing activities	(9,419)	(16,435)
Financing activities	150,949	1,377,204
Net decrease in cash and cash equivalents	$(28,461,940)	$(10,605,364)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $28.6 million for the nine months ended September 30, 2020 compared to $12.0 million for the nine months ended September 30, 2019. The increase in cash used in operating activities of $16.6 million was primarily attributable to an increase in our net loss of $23.1 million, resulting from both increased research and development expenses and increased general and administrative expenses discussed previously partially offset by an increase in operating assets and liabilities of $1.1 million and an increase in non-cash stock-based compensation of $3.0 million.

Investing activities.

Cash used in investing activities for the nine months ended September 30, 2020 and 2019, was $9,419 and $16,435, respectively. Cash used in investing activities for these periods represented the acquisition of property and equipment.

We expect that investing activities will increase over the next several years.

Financing activities.

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2020 compared to $1.4 million for the nine months ended September 30, 2019. The decrease in cash provided by financing activities was primarily attributable to the issuance of Series C convertible preferred stock in February 2019 for net proceeds of $5.0 million offset, in part, by deferred offering costs of $4.2 million associated with our IPO which was completed in October 2019. Cash provided by financing activities for the nine months ended September 30, 2020 represented proceeds received from the exercise of stock options.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to eprenetapopt and other product candidates and programs which are still in the early stages of clinical development. In addition, we have incurred and continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	conduct our current and future clinical trials and additional preclinical research of eprenetapopt;
●	continue with the development of an in vitro companion diagnostic test for eprenetapopt;
●	initiate and continue research and preclinical and clinical development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company; and
●	continue to operate as a public company.

As of September 30, 2020, we had cash and cash equivalents of $101.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of September 30, 2020, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $12.3 million and $38.1 million for the three and nine months ended September 30, 2020, and $28.1 million, $15.5 million and $15.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our accumulated deficit was $128.6 million as of September 30, 2020 and $90.5 million as of December 31, 2019. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. Our lead product candidate, eprenetapopt or APR-246, is in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We are an early-stage company. Aprea Therapeutics AB, or Aprea AB, was originally incorporated in 2002 and commenced operations in 2006. We were incorporated in May 2019. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our lead product candidate, eprenetapopt, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. All of our product candidates other than eprenetapopt are in preclinical research. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale drug products or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Developing drug products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for, eprenetapopt and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. Furthermore, since the completion of our IPO, we have incurred and expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. The ongoing COVID-19 pandemic both in the United States and globally continues to cause uncertainty and volatility in financial markets which in turn may make raising additional funds even more difficult or impossible for us. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our lead product candidate, eprenetapopt, which is currently in multiple clinical trials. Our clinical trials of eprenetapopt may not be successful. If we are unable to obtain approval for and commercialize eprenetapopt or experience significant delays in doing so, our business will be materially harmed.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, eprenetapopt, our lead product candidate. We are investing a majority of our efforts and financial resources in the research and development of eprenetapopt. Our other product candidates are in earlier stages of development. Our business depends entirely on the successful development and commercialization of our product candidates. We currently have no drugs approved for sale and generate no revenues from sales of any products, and we may never be able to develop a marketable product.

Eprenetapopt will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote eprenetapopt, or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of eprenetapopt will depend on several factors, including the following:

●	successful and timely completion of our ongoing clinical trials of eprenetapopt;
●	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	the impact of COVID-19 on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve eprenetapopt;
●	our ability to demonstrate eprenetapopt’s safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for eprenetapopt;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis;

●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of eprenetapopt drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of eprenetapopt. If we are not successful in commercializing eprenetapopt, or are significantly delayed in doing so, our business will be materially harmed.

We may find it difficult to enroll patients in our clinical trials given the relatively smaller patient population who have the diseases for which our product candidates are being developed. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. In particular, because our clinical trials of eprenetapopt are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Additionally, COVID-19 may negatively impact again our ability to locate and enroll patients.

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

The reactivation of p53 is a novel and unproven therapeutic approach and our development of eprenetapopt may never lead to a marketable product.

We are developing eprenetapopt for its ability to reactivate the tumor suppressor protein p53, the protein product of the TP53 gene and the most commonly mutated gene in cancer. We are also developing a next-generation p53 reactivator, APR-548, for potential use in multiple hematologic malignancy indications. We believe that mutant p53 is an attractive target for novel cancer therapy due to the high incidence of p53 mutations across a range of cancer types and the universally inferior prognosis for cancer patients with mutated p53. However, to our knowledge, no one has advanced a product candidate with this mechanism of action into clinical development. The scientific evidence to support the feasibility of developing these product candidates is both preliminary and limited. For instance, even though eprenetapopt has shown promising results in preclinical studies and early-stage clinical trials, we may not succeed in demonstrating safety and efficacy of eprenetapopt in larger-scale clinical trials, including our pivotal Phase 3 clinical trial. Advancing eprenetapopt as a novel product to reactivate p53 creates significant challenges for us, including:

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

Adverse events or unacceptable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board, or IRB, or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in the (i) delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities, (ii) approval with significant restrictions on distribution or use or (iii) required labeling information regarding safety concerns, if approved.

In general, our clinical trials of eprenetapopt include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of eprenetapopt and our other product candidates will include similar patients with deteriorating health. Multiple patients in our trials have experienced adverse events, including serious adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness and neutropenia. Some patients in our trials have experienced serious adverse events. In the Phase 3 MDS Trial, serious adverse events, regardless of causality, reported for more than one patient as of October 30, 2020 were: febrile neutropenia (25%), pneumonia (10%), pyrexia (10%), sepsis (6%), muscle weakness (5%), confusional state (3%), respiratory failure (3%), cellulitis (2%), acute febrile neutrophilic dermatosis (1%), acute kidney injury (1%), acute respiratory distress syndrome (1%), anemia (1%), atrial flutter (1%), cardiac failure (1%), dyspnea (1%), encephalopathy (1%), fall (1%), headache (1%), hypotension (1%), hypoxia (1%), pericarditis (1%), platelet count decreased (1%), pneumonitis (1%), skin infection (1%), thrombocytopenia (1%), and urinary tract infection (1%). In the U.S. Phase 1b/2 MDS/AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of October 30, 2020 were: febrile neutropenia (33%), pneumonia (25%), sepsis (11%), pyrexia (7%), dehydration (5%), embolism (5%), muscle weakness (5%), respiratory failure (5%), vomiting (5%), angina pectoris (4%), atrial fibrillation (4%), intracranial hemorrhage (4%) and multiple organ dysfunction syndrome (4%). In the French Phase 1b/2 MDS/AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of October 30, 2020 were: febrile neutropenia (27%), device related infection (12%), pneumonia (8%), sepsis (8%), corona virus infection (6%), lung disorder (6%), ataxia (4%), cellulitis (4%), dizziness (4%), septic shock (4%), subdural hematoma (4%) and urinary tract infection (4%). In the Phase 2 MDS/AML post-transplant trial, serious adverse events, regardless of causality, reported for more than one patient as of October 30, 2020 were confusional state (6%), dyspnea (6%), febrile neutropenia (6%) and pyrexia (9%). In the Phase 1 AML Trial, serious adverse events, regardless of causality, reported for more than one patient as of October 30, 2020 were: febrile neutropenia (33%), sepsis (13%), subdural hematoma (13%) and muscle weakness (8%). In the Phase 1/2 Solid Tumor Trial, there were no serious adverse event as of October 30, 2020. In the Phase 1b/2 Clinical Trial of APR 246 in Platinum Sensitive Ovarian Cancer (PiSARRO), serious adverse events, regardless of causality, reported in more than one patient were: device related infection (17%), vomiting (17%), febrile neutropenia (8%), infection (6%), small intestinal obstruction (6%) and thrombocytopenia (6%).

Some patients have died during their participation in the clinical trials for eprenetapopt; there have been two deaths reported by an investigator as possibly related to both eprenetapopt and azacitidine, one death reported by an investigator as possibly related to eprenetapopt and four deaths reported by an investigator as possibly related to azacitidine. We believe that the deaths with any relation to eprenetapopt may have been caused by the underlying disease, other comorbidities from which such patient was suffering or the other co-administered treatments. Any deaths occurring in our clinical trials, whether related to our product candidate or not, could affect perceptions relating to our product candidate.

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

We have multiple clinical trials of eprenetapopt currently ongoing. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of eprenetapopt, such event could adversely affect our other clinical trials of eprenetapopt. Moreover, there is a relatively limited safety data set for product candidates that are designed to reactivate p53. An adverse safety issue or other adverse finding in a clinical trial conducted by a third party with a product candidate reactivate p53, could adversely affect our clinical trials of eprenetapopt.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our ongoing clinical trials of eprenetapopt, do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. We face competition with respect to eprenetapopt, our lead product candidate, and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

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

We are developing our lead product candidate, eprenetapopt, to reactivate p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., or collectively Roche, Amgen Inc., Novartis AG, Daiichi Sankyo Co., Ltd, and Aileron Therapeutics, Inc. If eprenetapopt were to be approved for the indications for which we currently have ongoing clinical trials, it will compete with currently-marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs that act through the reactivation of p53.

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

If we enter into arrangements with third parties to perform sales and marketing services, our revenues from the sale of drugs or the profitability of these revenues to us are likely to be lower than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. Third parties may also fail to devote the necessary resources and attention to sell and market our product candidates effectively and we may not have sufficient control or oversight over third parties to ensure they sell and market our product candidates in compliance with all applicable law. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

The FDA may not approve an ANDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch these generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for our drug.

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

If we are successful at obtaining regulatory approval for eprenetapopt or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. These trials may reveal side effects or other harmful effects in patients that use our products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post-market studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

An epidemic or pandemic disease outbreak, including the 2019 novel coronavirus (COVID-19), could severely disrupt our operations or the operations of third parties that we depend on, including our single third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, supply chain disruptions due to response to COVID-19 or otherwise could have a material adverse effect on the availability or cost of materials for the active pharmaceutical ingredient, or API for eprenetapopt. Quarantines, restrictions or bans in travel into and within the countries in which we operate, our manufacturer produces the API for eprenetapopt or where we conduct our clinical trials could impede, delay, limit or prevent the production or delivery or release of our product candidates to our trial sites, and trial investigators, patients or other critical staff could be restricted from traveling to our trial sites. In addition, some of our clinical sites could slow or cease patient recruitment, patient treatment and/or access to patient data. We had observed a decrease in both patient screening and patient enrollment as a result of the COVID-19 pandemic and such decreases may continue so in the future. Additionally, we and our employees are taking steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business, operations and internal controls. Any or all of these factors could impede, delay, limit or prevent completion of our ongoing clinical trials, or require changes to our ongoing clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business, results of operations, financial conditions and prospects.

While there is significant uncertainty relating to the potential effect of the coronavirus on our business and operations, infections may become more widespread and travel restrictions may worsen, including in the United States, Sweden and other countries where our trials are conducted or the API for eprenetapopt is manufactured, any of which could have a material adverse effect our business, results of operations, financial conditions and prospects. Additionally, disruptions at the at FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our product candidate or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” It is unclear how FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

Risks related to our dependence on third parties

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials of eprenetapopt and expect to continue to rely upon third parties to conduct additional clinical trials of eprenetapopt and our other product candidates. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

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

We are currently dependent on a single third party manufacturer for the manufacture of the active pharmaceutical ingredient for eprenetapopt. This reliance on a single third party increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

The API, for eprenetapopt is currently manufactured by a single contract manufacturer. Although we may do so in the future, we do not currently have arrangements in place for redundant supply of the API for eprenetapopt. We contract with a different manufacturer for formulation of drug product, sterile fill of vials, labeling and packaging, and the storage and distribution of eprenetapopt to clinical sites.

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

We do not currently have arrangements in place for redundant supply of the API of eprenetapopt. If our current contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

Although we currently plan to retain all commercial rights to eprenetapopt and our product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of eprenetapopt and our other product candidates. If those collaborations are not successful, the development, marketing and/or commercialization of our product candidates that are the subject of such collaborations would be harmed.

As we further develop eprenetapopt, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and geographies. Although we currently plan to retain all commercial rights to eprenetapopt and our product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of eprenetapopt and our other product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

Risks related to our intellectual property

If we are unable to obtain and maintain intellectual property protection for eprenetapopt or any other product candidates we develop or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize eprenetapopt or any product candidates we may develop, and our technology may be adversely affected.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, which include eprenetapopt and others, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates as well as other technologies that are important to our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The chemical structure of eprenetapopt is in the public domain. Accordingly, we do not own or license any composition of matter patents claiming the compound of eprenetapopt and will not in the future own or license any composition of matter patents claiming the chemical structure of eprenetapopt as described in the public domain. Our patent portfolio for eprenetapopt currently consists of method-of-use and formulation patent claims, and dosing, manufacturing processes, crystalline solid form, and combination therapy patent application claims. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies. Any failure to obtain or maintain patent protection with respect to eprenetapopt and our other product candidates could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If it is later determined that our activities or product candidates infringe, misappropriate or otherwise violate the intellectual property of third parties we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. During the course of business, we have decided not to pursue certain products or processes and have not pursued certain corresponding intellectual property. However, we may decide to pursue such products or processes again in the future. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art, including our own previously filed patent applications and scientific publications, allow our inventions to be patentable over the prior art. We are aware of certain scientific publications by our inventors and other third parties that disclose subject matter, including the composition of eprenetapopt, relating to certain of our patents, that may be used by third parties to challenge the validity and enforceability of our patents and patent applications. If such third parties are successful, we could lose valuable patent rights. In the United States, an inventor’s own publication cannot be used as prior art to the inventor’s patent application on the same subject matter when published less than one year before the effective filing date of the patent application. Such a publication may be considered prior art in certain jurisdictions that do not provide such a grace period. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, certain of these parties have and others may in the future breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, which may be extended due to epidemic or pandemic disease outbreaks, such as COVID-19 or other public health situations, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions, including eprenetapopt based on patent exclusivity. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects.

Our proprietary position for eprenetapopt depends upon patents that consist of method-of-use and formulation patent claims, which may not prevent a competitor or other third party from using the same product candidate for another use or in another formulation.

Composition-of-matter patent claims on the active pharmaceutical ingredient, or API, in pharmaceutical drug products are generally considered to be the favored form of intellectual property protection for drug products because such patents may provide protection without regard to any particular method of use or manufacture or formulation of the API used. The chemical structure of eprenetapopt is in the public domain. Accordingly, we do not own or license any composition of matter patents claiming the compound of eprenetapopt and will not in the future own or license any composition of matter patents claiming the chemical structure of eprenetapopt as described in the public domain.

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

Additionally, we sometimes collaborate with academic institutions and clinical research organizations to accelerate our research or development, including our research or development of eprenetapopt, under written agreements with these institutions and organizations. In certain cases, these institutions and organizations may own or jointly own with us inventions that are created under such collaborations and provide us with an option to negotiate a license to any of the institution’s rights in such inventions. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution or organization may offer the intellectual property rights to others, potentially blocking our ability to pursue our program and allowing third parties to compete with us.

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

If a third party claims that we infringe its intellectual property rights, we may face a number of issues even if we believe such claims are without merit, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate, may divert our management’s attention from our core business and may impact our reputation;

●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, including eprenetapopt, or from using our proprietary technologies, unless the third party licenses its patent rights to us, which it is not required to do;
●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates or such license is only available on a non-exclusive basis; and
●	redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain marketing approval to market eprenetapopt, which would significantly harm our business, results of operations and prospects. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any collaborators we may have in the future, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Eprenetapopt has received orphan drug designation from the FDA for use in the treatment of high-risk myelodysplastic syndromes, or MDS, and orphan drug designation from the European Commission for MDS, AML, and ovarian cancer. We may seek orphan drug designations for eprenetapopt for other indications or for other of our product candidates. There can be no assurances that we will be able to obtain such designations.

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

Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

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

In the United States, the pharmaceutical industry has been a particular focus of efforts to reform the healthcare system and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act (“PPACA”) which contains provisions that may potentially affect the profitability of our products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs, and expansion of the entities eligible for discounts under the Public Health Services pharmaceutical pricing program. There have been judicial and Congressional challenges to the PPACA, as well as efforts by the Trump Administration to repeal or replace certain aspects of the PPACA that contribute to regulatory uncertainty that could affect the profitability of our products. While Congress has not enacted legislation to comprehensively repeal the PPACA, at least two bills affecting the implementation of certain provisions of the PPACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” In December 2018, a federal district court in Texas ruled the individual mandate, without the penalty that was repealed effective January 1, 2019, was unconstitutional and could not be severed from the PPACA. As a result, the court ruled the remaining provisions of the

PPACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the PPACA (i.e. whether the entire PPACA was therefore also unconstitutional). The Supreme Court of the United States granted certiorari on March 2, 2020, and the case is expected to be decided in 2021.

Since January 2017, President Trump has signed several Executive Orders, directives, and legislation affecting certain provisions of the PPACA. For example, effective January 1, 2019, the Bipartisan Budget Act of 2018, among other things, further amended portions of the Social Security Act implemented as part of the PPACA to increase from 50% to 70% the point-of-sale discount that pharmaceutical manufacturers participating in the Coverage Gap Discount Program must provide to eligible Medicare Part D beneficiaries during the coverage gap phase of the Part D benefit, commonly referred to as the “donut hole,” and to reduce standard beneficiary cost sharing in the coverage gap from 30% to 25% in most Medicare Part D plans. Additionally, on December 20, 2019, President Trump signed appropriations legislation for 2020 that repealed the PPACA’s so-called “Cadillac” tax on certain high-cost employer-sponsored health insurance plans, for tax years beginning after December 31, 2019; the annual fee imposed on certain health insurance providers based on market share, for calendar years beginning after December 31, 2020; and the medical devise excise tax on non-exempt medical devices, for sales after December 31, 2019. In the future, there may be additional challenges and/or amendments to the PPACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

Other legislative changes have been proposed and adopted since PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue through 2030 unless additional Congressional action is taken with the exception of a temporary suspension of the payment reduction from May 1, 2020 through December 31, 2020 enacted as part of the CARES Act. In addition, the American Taxpayer Relief Act of 2012, among other changes, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

More recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. Congress is considering various legislative proposals, and the Trump Administration has proposed and begun implementing regulatory reforms to further increase transparency around prices and price increases, lower out-of-pocket costs for consumers, and decrease spending on prescription drugs by government programs. On September 13, 2020, President Trump issued an executive order directing the Secretary of Health and Human Services to pursue implementation of two new payment models under which Medicare would test whether paying no more than the “most-favored-nation” price for certain included drugs and biological products covered under Part B and Part D, respectively, would mitigate poor clinical outcomes and increased Medicare expenditures associated with high drug costs. If implemented, the “most-favored-nation” price would generally reflect the lowest price, after certain adjustments, for a pharmaceutical product sold in an economically-comparable member country of the Organization for Economic Co-operation and Development. Congress has also continued to conduct inquiries into the prescription drug industry’s pricing practices. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or regulatory measures to address prescription drug costs. At the state level, legislatures are increasingly passing legislation and states are implementing regulations designed to control spending on, and patient out-of-pocket costs for, drug products. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and/or new payment methodologies, and place additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels and imposition of more rigorous coverage criteria or new payment methodologies may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any coverage or reimbursement policies instituted by Medicare or other federal healthcare programs may result in similar policies from private payors. The implementation of cost containment measures or other healthcare reforms may affect our ability to generate revenue, attain or maintain profitability, or commercialize our product candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Regulatory proposals have been made to allow the importation of prescription drugs into the United States that are approved for marketing in Canada, and potentially other countries. On July 24, 2020, President Trump issued an Executive Order directing the Secretary of Health and Human Services to grant waivers of the prohibition of importation of prescription drugs to certain individuals and to complete the rulemaking process to allow the importation of certain prescription drugs from Canada. If such actions are implemented, and if eprenetapopt or another similar or equivalent drug product is approved in another ex-US jurisdiction, these regulatory proposals may impact the competition our product may face, if approved. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

We may seek a breakthrough therapy designation for eprenetapopt or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for eprenetapopt or one or more of our other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA, and parts of the NDA may be submitted and reviewed on a rolling basis.

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

Although we have received breakthrough therapy designation for eprenetapopt for the treatment of patients with myelodysplastic syndrome having a susceptible TP53 mutation, this does not ensure that we will receive marketing approval of that marketing approval will be granted within any particular timeframe.

A fast track designation by the FDA for eprenetapopt may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. Although we have received a fast track designation for eprenetapopt for the treatment of patients with myelodysplastic syndrome having a TP53 mutation, this does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek priority review designation for eprenetapopt or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

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

Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payors, our relationships with healthcare providers, physicians and third-party payors will subject us to healthcare statutory and regulatory requirements and enforcement by the U.S. federal government and the states and foreign governments in which we conduct our business. Our future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable U.S. federal and state healthcare laws and regulations include, without limitation, the following:

●	The Federal Anti-Kickback Statute—An intent-based federal criminal statute that prohibits, among other things, any person from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The PPACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute to clarify that a person or entity need not have actual knowledge of this statute or specific intent to violate it. The Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal healthcare programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry practices from prosecution, the exceptions and safe harbors are narrowly drawn, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors are the subject of possible regulatory reforms. Any changes to the safe harbors may impact our future contractual and other arrangements with pharmacy benefit managers, group purchasing organizations, third-party payors, wholesalers and distributors, healthcare providers and prescribers, and other entities, as well as our future pricing strategies.
●	The Federal Civil False Claims Act—Imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to a federal healthcare program or knowingly making using or causing to be made or used a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,665 to $23,331 per false claim or statement for penalties assessed after June 19, 2020, with respect to violations occurring after November 2, 2015. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the federal civil False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There is also the federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.
●	The Federal Criminal Statute on False Statements Relating to HealthCare Matters—Makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services.
●	Federal Criminal Healthcare Fraud Statute—Enacted as part of the Health Insurance Portability and Accountability Act of 1996, makes it a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defend any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.

●	The Federal Civil Monetary Penalties Law—Authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.
●	HIPAA Health Information Privacy and Security—The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, or collectively, HIPAA, imposes privacy, security, and breach reporting obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable protected health information, including, among other requirements, to implement certain policies and procedures, to support certain substantive rights of patients, mandatory contractual terms and technical safeguards to protect the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
●	The Federal Physician Payments Sunshine Act—Requires “applicable manufacturers” of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, among others, to track and report annually to the federal government (for disclosure to the public) certain payments and other transfers of value they make to “covered recipients.” The term covered recipients includes U.S. licensed physicians, teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives. Failure to submit required information may result in civil monetary penalties.
●	The Federal Food, Drug, and Cosmetic Act—Prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices.
●	Analogous State and Foreign Laws—There are state and foreign law equivalents of the above federal laws, such as the Anti-Kickback Statute and the False Claims Act, which may apply to items or services reimbursed by any third-party payor, including commercial insurers (i.e., so-called “all-payor anti-kickback laws”). Similarly, there are state and foreign laws that govern the privacy and security of health information, biometric information or more general personally identifiable information, including state health information privacy laws, data breach notification laws, marketing privacy laws, and certain comprehensive privacy legislation such as the new California Consumer Privacy Act which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and, with respect to state laws, are often not pre-empted by HIPAA, or govern data that we may have that is outside the scope of HIPAA, thus requiring additional compliance efforts. These privacy and data protection laws are also evolving, requiring continual evaluation and investment in compliance programs.
●	State and Foreign Laws Regulating Pharmaceutical Manufacturer Compliance Programs, Drug Price Transparency, and Other Practices—Some state and foreign laws require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation, or other remuneration to physicians and other healthcare providers. Several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, guidance, case law or other applicable law. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, disgorgement, reputational harm, additional oversight and reporting obligations pursuant to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with applicable laws and regulations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to market our products, if approved, and adversely impact our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Moreover, privacy and cybersecurity laws and regulations are evolving, and may continue to add additional compliance costs and legal risks. For example, the California legislature passed the California Consumer Protection Act (CCPA), which came into effect January 1, 2020. The CCPA requires companies doing business in California to disclose information regarding the collection and use of a consumer’s personal data, and comply with certain qualified privacy rights requests, including rights to request deletion of or to stop the sale of their personal information. While the CCPA includes certain exemptions for data protected by HIPAA or in certain research contexts, the law covers a wide range of data we my process in other contexts. The CCPA also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance and enforcement actions from the California Attorney General. Additionally, the CCPA may be further amended, including through a referendum called the California Privacy Rights Act, which has qualified to be on the ballot in California in November 2020. Several states are also considering similar legislation.

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

Our total gross deferred tax assets as of December 31, 2019 were $19.7 million. Of that amount, $17.4 million relates to gross deferred tax assets in Aprea AB. Our anticipated activities are also expected to result in future significant net operating losses in the United States and Sweden resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $19.7 million on our net deferred tax assets as of December 31, 2019, because, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Sweden or the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

As of September 30, 2020, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 73.7% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of eprenetapopt and any of our other product candidates;
●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or development timelines;

●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2020, we have outstanding 21,186,827 shares of common stock.

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

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 5, 2020, the Board of Directors of the Company amended Section 2.8 of the Amended and Restated Bylaws, effective immediately, to provide that a director may be removed from office only for cause by the affirmative vote of the holders of a majority of the voting power of the outstanding shares of capital stock, rather than the vote of seventy-five percent (75%) of the voting power of the outstanding shares of capital stock. The Amended and Restated Bylaws are attached to this Quarterly Report on Form 10-Q as Exhibit 3.1.

Item 6.  Exhibits.

Exhibit Index

Exhibit
Number	Description of Document

3.1	Amended and Restated Bylaws of the Registrant.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Taxonomy

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 6, 2020	Aprea Therapeutics, Inc.

	By:	/s/ Christian S. Schade
Christian S. Schade
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)