Form 10-K
period 2020-12-31
Aprea Therapeutics, Inc.
filed 2021-03-16
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ⌧	Smaller reporting company ⌧

Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $263.8 million.

There were 21,186,827 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 16, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Aprea Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development, prospects for commercialization, and market uptake of APR-246, or eprenetapopt, and our other potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from the outbreak of the novel coronavirus, COVID-19;
●	the prospects of eprenetapopt and other product candidates, which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of eprenetapopt or APR-548;
●	the design of our multiple clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our expectations regarding the timing of data from our clinical trials;
●	market acceptance or commercial success of eprenetapopt or any other product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for eprenetapopt and our other product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of eprenetapopt and our other product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering eprenetapopt and our other product candidates;
●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for eprenetapopt and our other product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize eprenetapopt and our other product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with the manufacturing, commercialization, packaging, and distribution of eprenetapopt and our other product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce eprenetapopt and our other product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics that reactivate mutant p53 tumor suppressor protein. p53 is the protein expressed from the TP53 gene, the most commonly mutated gene in cancer. We believe that mutant p53 is an attractive therapeutic target due to the high incidence of p53 mutations across a range of cancer types and its involvement in key cellular activities such as apoptosis. Cancer patients with mutant p53 face a significantly inferior prognosis even when treated with the current standard of care, and a large unmet need for these patients remains. Our lead product candidate, APR-246, or eprenetapopt, is a small molecule p53 reactivator that is in clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. Eprenetapopt has received Breakthrough Therapy, Orphan Drug and Fast Track designations from the FDA for MDS, Fast Track designation from the FDA for AML, and Orphan Drug designation from the European Commission for MDS, AML and ovarian cancer, and we believe eprenetapopt will be a first-in-class therapy if approved by applicable regulators.

We are conducting multiple trials in hematologic malignancy indications, including a Phase 3 trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS and which is supported by recently published data from two Phase 1b/2 investigator-initiated trials in the U.S. and France; a Phase 2 trial of eprenetapopt with azacitidine for the post-allogeneic hematopoietic cell transplantation (allo-HCT) maintenance treatment of TP53 mutant MDS/AML; a Phase 1/2 trial of eprenetapopt with venetoclax ± azacitidine for the treatment of frontline and relapsed/refractory AML; and a Phase 1 clinical trial for the treatment of TP53 mutant chronic lymphoid leukemia (CLL) with either eprenetapopt with venetoclax and rituximab, or eprenetapopt with ibrutinib. In addition, we are also testing eprenetapopt with anti-PD-1 therapy in solid tumor patients through a Phase 1/2 clinical trial in advanced gastric, bladder and non-small cell lung cancers. We are also developing an orally-dosed next-generation small molecule p53 reactivator, APR-548, as a potential therapeutic for multiple hematologic and solid tumor indications. We have received authorization from the FDA to initiate Phase 1 clinical trials with APR-548 and anticipate the first patients to be enrolled early in the second quarter of 2021. We have assembled a management team with extensive experience in the discovery, development and commercialization of novel oncology drugs to support our mission of developing p53-reactivating therapies for cancer patients.

Our lead programs are summarized below. We currently retain global development and commercialization rights to all of our product candidates.

(1)	Trial did not achieve statistical significance in primary endpoint of complete remission
(2)	Investigator-initiated trial: Sallman et al, J Clin Oncol, 2021
(3)	Investigator-initiated trial: Cluzeau et al, J Clin Oncol, 2021
(4)	Azacitidine
(5)	Venetoclax
(6)	Venetoclax + rituximab

We believe that targeting p53 and thereby reactivating key intrinsic cellular functions has the potential to significantly impact patients’ lives and treatment strategies for a wide variety of cancers. p53 is a tumor suppressor protein that in its normal state functions to sense DNA damage and induce cell cycle arrest, DNA damage repair, senescence and cellular apoptosis. Mutant p53 is an attractive target because it is widely mutated across hematologic and solid tumors and is associated with an aggressive clinical and molecular phenotype. In preclinical studies and clinical trials, mutations in p53 and the apoptotic pathway have been shown to play a key role in cancer genesis, proliferation and resistance to currently marketed therapeutic agents. Many approved and clinical stage oncology drugs are more effective with a functional p53 pathway. Our approach is to restore normal function to p53, thereby re-enabling a cell’s ability to undergo apoptosis. Accordingly, we believe that by targeting p53, our drug candidates may enhance the ability of other anti-cancer therapies to induce cancer cell death. In addition, we believe that our approach may counteract resistance mechanisms that characterize many of the most aggressive cancers. Although we have observed single agent activity in preclinical testing of eprenetapopt, our current clinical program is focused on combination therapy based on the strong additive or synergistic effects we have observed in combination with multiple conventional chemotherapeutic drugs, DNA hypomethylating agents, or HMAs, inhibitors of anti-apoptotic proteins and immuno-oncology checkpoint blockade agents.

Our lead product candidate, eprenetapopt, is a small molecule that has demonstrated reactivation of mutant p53 in clinical trials. Promising clinical data support the application of eprenetapopt across a variety of hematologic malignancies and other oncologic indications. Eprenetapopt is a pro-drug that is administered intravenously and forms the active moiety, 2-methylene-quinuclidin-3-one, or MQ, under physiological conditions. Eprenetapopt has been shown to induce apoptosis in cancer cells with mutant p53 in Phase 1/2 trials. We believe the mechanism of action and current adverse event profile of eprenetapopt may provide the basis for its combination with both conventional and novel therapies, such as targeted therapies, chemotherapy, radiotherapy and immuno-therapy. Eprenetapopt has received

Breakthrough Therapy, Orphan Drug and Fast Track designations from the FDA for MDS, Fast Track designation from the FDA for AML, and Orphan Drug designation from the European Commission for MDS, AML and ovarian cancer.

We are conducting, supporting and planning multiple clinical trials of eprenetapopt:

●	Phase 3 MDS Trial—We recently reported primary data cutoff results, including the primary endpoint of complete remission (CR), from a Phase 3 randomized, controlled trial evaluating eprenetapopt with azacitidine as frontline therapy in HMA-naïve TP53 mutant MDS patients. Analysis of the primary endpoint at this data cut demonstrated a 53% higher number of patients achieving a CR in the experimental arm receiving eprenetapopt with azacitidine versus the control arm receiving azacitidine alone but did not reach statistical significance. In the intention-to-treat population of 154 patients, the CR rate in the eprenetapopt with azacitidine arm was 33.3% (95% confidence interval (CI): 23.1 – 44.9%) compared to 22.4% (95% CI: 13.6% - 33.4%) in the azacitidine alone arm (P = 0.13). While analysis of certain secondary endpoints (objective response rate (ORR) and duration of responses) appears to favor the experimental arm at the primary data cut, the differences were not statistically significant. Additional patients in the study who have not achieved a CR remain on study treatment and the data will be analyzed at future pre-specified timepoints as set forth in the statistical analysis plan. The combination of eprenetapopt with azacitidine appeared well-tolerated, with an adverse event profile that was similar to our prior Phase 2 clinical trials in MDS/AML.
●	U.S. Phase 1b/2 MDS/AML Trial—We supported an investigator-initiated Phase 1b/2 single-arm, open-label trial in the United States, sponsored by Dr. David Sallman of the H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, evaluating eprenetapopt with azacitidine as frontline therapy in HMA-naïve patients with TP53 mutant MDS or AML. We collaborated with Moffitt on this trial by supplying eprenetapopt, in addition to providing financial support. The trial enrolled 55 patients. The primary endpoint of the trial was CR rate. In the intention-to-treat population reported in Sallman et al, J Clin Oncol, 2021, the ORR was 71% (95% CI: 57 – 82%) and 44% of patients achieved a CR. In the 40 MDS patients the ORR was 73% (95% CI: 56 – 85%) with 50% achieving a CR. In the 11 AML patients the ORR was 64% (95% CI: 31 – 89%) with 36% achieving a CR. In MDS patients the median duration of response was 8.4 months (95% CI: 6.5 – 13.2 months) and the median duration of CR was 7.3 months (95% CI: 5.8 months – not estimable). In AML patients the median duration of response was 7.5 months (95% CI: 4.2 months – not estimable) and the median duration of CR was 7.0 months (95% CI: 3.3 months – not estimable). At a median follow-up time of 10.5 months, the median OS in the intention-to-treat population was 10.8 months (95% CI: 8.1 − 13.4 months), which was similar between the MDS (10.4 months; 95% CI: 7.6 – 13.3 months) and AML (10.8 months; 95% CI: 5.1 – 16.5 months) disease cohorts.
●	French Phase 1b/2 MDS/AML Trial—We are supporting a parallel investigator-initiated Phase 1b/2 single-arm, open-label trial in France, sponsored by Groupe Francophone des Myélodysplasies, or GFM, under lead investigator Prof. Pierre Fenaux, evaluating eprenetapopt with azacitidine as frontline therapy in HMA-naïve patients with TP53 mutant MDS or AML. We are collaborating with GFM on this trial by supplying eprenetapopt, in addition to providing financial support. The trial enrolled 52 patients. The primary endpoint of the trial was CR rate. In the intention-to-treat population reported in Cluzeau et al, J Clin Oncol, 2021, the ORR was 52% with 37% of patients achieving CR. In the 34 MDS patients the ORR was 62% with 47% achieving a CR. In the 18 AML patients the ORR was 33% with 17% achieving a CR. In MDS patients the median duration of response was 10.4 months (95% CI: 2.8 – 16.8 months) and the median duration of CR was 11.4 months (95% CI: 6.5 - 16.8 months). In AML patients the median duration of response was 12.7 months (95% CI: 6.0 – 17.3 months) and the median duration of CR was 14.0 months (95% CI: 11.3 – 17.3 months). At a median follow-up time of 9.7 months, the median OS in the intention-to-treat population was 12.1 months (95% CI: 8.1 – 13.4 months). Median OS was 12.1 months for MDS patients and 10.4 months for AML patients but this difference was not statistically significant (P = 0.92).
●	Phase 2 MDS/AML Post-Transplant Trial—We have completed enrollment of 33 patients in a single-arm, open-label Phase 2 trial evaluating eprenetapopt with azacitidine as post-transplant maintenance therapy in TP53 mutant MDS and AML patients who have received allo-HCT. We anticipate initial results for the primary endpoint of relapse-free survival at 12 months in the second quarter of 2021.
●	Phase 1/2 AML Trial—We are currently enrolling a Phase 1/2 clinical trial evaluating the safety, tolerability, and preliminary efficacy of eprenetapopt therapy in TP53 mutant AML patients. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine, and no dose-limiting toxicities were observed in 12 patients receiving either regimen. Based on these results, we have expanded the trial to treat 33 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine. In 19 frontline AML patients who are evaluable for efficacy with the triplet regimen, we have observed a 63% CR + CRi composite response rate and a 31% CR rate. We anticipate completion of enrollment in the triplet regimen expansion cohort during the second quarter of 2021 and availability of preliminary response rate data from the cohort also in the second quarter of 2021.
●	Phase 1 NHL Trial—We are currently enrolling a Phase 1 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab, and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies. The first patient was enrolled in the first quarter of 2021. We are also planning to evaluate the combination of eprenetapopt with venetoclax in relapsed/refractory mantle cell lymphoma.
●	Phase 1/2 Solid Tumor Trial—We are currently enrolling a Phase 1/2 clinical trial in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy. The dose-escalation phase of the trial enrolled 6 patients with advanced solid tumors and no dose-limiting toxicities were observed. Based on these results, we are enrolling expansion cohorts for patients with advanced gastric, bladder and non-small cell lung cancers and have currently enrolled 8 patients across these expansion arms.

Our second product candidate, APR-548, is a next-generation p53 reactivator with the potential for oral administration. APR-548 is a unique analog of eprenetapopt and therefore a pro-drug of MQ. APR-548 exhibits high oral bioavailability in preclinical testing and is being developed in an oral dosage form. We have planned a Phase 1 dose-escalation clinical trial evaluating safety, tolerability and preliminary efficacy of APR-548 with azacitidine in frontline and relapsed/refractory MDS patients. We anticipate the first patient to be enrolled in the second quarter of 2021.

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

Our strategy

Our mission is to be the leading player in the development and commercialization of p53-targeted cancer therapies. The key elements of our strategy are to:

●	Complete the ongoing analysis of our Phase 3 trial in TP53 mutant MDS. We are in the process of completing our ongoing analysis of our Phase 3 data set including subgroup analysis, molecular analysis, and dose modifications to advise future trials in MDS as well as our existing development pipeline in hematologic malignancies.
●	Rapidly develop our lead mutant p53 reactivator, eprenetapopt, in combination therapy for TP53 mutant AML. We are currently advancing the clinical development of eprenetapopt in TP53 mutant AML through our Phase 1/2 AML trial evaluating eprenetapopt with venetoclax and with or without azacitidine in both frontline and relapsed/refractory AML patients, where there are no approved p53 targeted therapies and a continued high unmet medical need. We believe that the data generated to date with eprenetapopt combination therapy in TP53 mutant AML support compelling clinical activity in this underserved patient population.
●	Expand the clinical opportunity for eprenetapopt by pursuing development of combination therapy for post-transplant maintenance in TP53 mutant MDS and AML. Allo-HCT is currently considered the only curative option for patients with TP53 mutant MDS/AML, and even with transplantation the outcomes for these patients remain poor. We are currently advancing eprenetapopt as post-transplant maintenance therapy in TP53 mutant MDS and AML in our Phase 2 MDS/AML Post-Transplant Trial. We believe that this approach may offer an opportunity to quickly expand the commercial potential of eprenetapopt.
●	Advance our next-generation p53 reactivator, APR-548, initially in frontline and relapsed/refractory TP53 mutant MDS. We are developing a next-generation small molecule p53 reactivator with the potential to be delivered in an oral dosage form. We intend to initially develop APR-548 in TP53 mutant MDS/AML and we intend to explore additional malignancies for future development. We believe that an oral p53-reactivating drug will improve patient convenience and compliance, if approved, including for patients receiving prolonged therapy in the maintenance setting. We are currently advancing the clinical development of APR-548 in a Phase 1 clinical trial and anticipate the first patient to be enrolled early in the second quarter of 2021.
●	Explore additional oncology indications for eprenetapopt and APR-548. We are evaluating novel combination treatment with our product candidates in additional hematologic and solid tumor indications where mutant and dysfunctional p53 is a driver of disease. We are also evaluating potential novel combinations of our product candidates to explore secondary mechanisms of action relating to the role of increased cellular stress to induce anti-cancer responses. In addition to the clinical trials that we are currently conducting in Non-Hodgkin lymphomas and advanced solid tumors, we have preclinical models that show synergistic effects of eprenetapopt and APR-548 with a variety of anti-cancer agents including multiple conventional chemotherapeutic drugs, HMAs, inhibitors of anti-apoptotic proteins and immuno-oncology checkpoint blockade agents. Based on our preclinical data, we believe there is potential to expand eprenetapopt and APR-548 into additional oncological indications.
●	Maximize the commercial opportunity of our product candidates across global markets. We currently retain worldwide development and commercialization rights to all our product candidates. We intend to retain commercial rights to our product candidates in the United States and may elect to build a focused commercial oncology organization to market any of our product candidates that are approved. Outside of the United States, we may elect to selectively evaluate strategic partnership opportunities for our product candidates with partners whose development and commercial capabilities complement our own.

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

p53 is activated when DNA damage is detected and when oxidative or other cellular stresses exceed thresholds for normal cellular function. The result of p53 activation is to facilitate the repair of the cell or trigger killing of the damaged cell, through a process known as apoptosis, before it can become cancerous and replicate. Given that the mutational status of p53 in a tumor has a strong impact on sensitivity to commonly used anti-cancer drugs and radiotherapy, p53 is important both as clinical marker and as a novel therapeutic target. Importantly, mutations in p53 not only diminish tumor suppression function but also often lead to the acquisition of new pro-tumor functions.

To date, more than 25,000 unique TP53 mutations have been reported and thus a key challenge in the development of p53-targeted therapies is the vast number of mutations that compromise tumor suppression activity. Incidence of TP53 mutations increases after treatment with chemotherapy or radiation. The most common of these are missense mutations, involving the site-specific exchange of one amino acid for another, and account for 75% of all p53 mutations; however, even the six most frequently mutated “hotspot” missense mutations in p53 collectively represent only ~30% of all missense mutations. Therefore, we believe that a therapeutic agent that targets a small subset of TP53 mutations would be of limited benefit. To circumvent these challenges, previous drug development efforts have primarily focused on gene therapy delivery of wild type p53 or drugs that disrupt interaction with proteins that control p53 activation and abundance. We believe the more effective approach is our direct conformational reactivation of mutant p53 and restoration of wild-type structure and activity, independent of the type of mutation.

Our approach to re-activating p53

One of the most attractive features of apoptosis activation as a cancer therapy is its potential to induce tumor regression rather than to simply stop tumor growth. However, pro-apoptotic agents that cannot discriminate between malignant and normal cells carry a significant risk of side effects. This is an important issue with traditional cancer treatments: radiotherapy and chemotherapy induce apoptosis only as a secondary effect of the cellular damage they induce. These treatments affect most proliferating cells without distinction between malignant or normal cells. Our product candidates, in contrast, are designed to reactivate mutant, non-functional p53 to restore normal apoptotic functions in cancer cells without triggering apoptosis in normal cells, thereby selectively enhancing the effects of other chemotherapy drugs in malignant cancer cells with mutant p53.

Eprenetapopt and MQ, have been extensively studied. MQ-modified mutant p53 protein has been shown to induce significant levels of apoptosis, indicating that covalent binding of MQ activates mutant p53 and induces a p53-dependent apoptotic response. Experiments by our founders looking directly at the conformational state of p53 protein in cells have confirmed that binding of MQ stabilizes mutant p53 in the functional, wild type conformation. Structural biology studies performed by our collaborators have produced the first-ever crystal structures of several single-site missense mutant p53 forms bound to DNA. These structures confirm both the sites of MQ binding to mutant p53 and the stabilization of mutant p53 by MQ in the wild type conformation. Reactivation of mutant p53 via stabilization of the properly folded wild type conformation is the key step in our product candidates’ mechanism of action. The following diagram illustrates this mechanism.

In in vitro and in vivo experiments, our lead p53 re-activating product candidate, eprenetapopt, via MQ, impaired tumor cells’ capacity to respond to oxidative stress. In parallel to binding mutant p53, and as published by Liu et al, Nat Commun, 2017, 14844, MQ depletes intracellular glutathione, or GSH, and induces reactive oxygen species, or ROS. Furthermore, as published in Peng et al, Cell Death Dis, 2013, e881, MQ has been shown to inhibit the reductase activities of the redox enzyme thioredoxin reductase, or TrxR1, and convert the enzyme to a dedicated oxidase, thereby increasing levels of ROS. Additional results reported in Haffo et al, Sci. Reports, 2018, 12671, have demonstrated MQ inhibition of thioredoxin, or Trx1, and glutaredoxin, or Grx1, which further augment oxidative stress, and ribonucleotide reductase, or RNR, which decreases the cell’s ability to repair damaged DNA. These effects on the cellular redox system, illustrated in the following diagram, may contribute to the anticancer activity of eprenetapopt as well as the selectivity for effects on cancer cells versus healthy normal cells. Malignant cells have higher levels of ROS than healthy cells and are thus more susceptible to increased stress that can trigger pro-apoptotic responses. MQ-induced oxidative stress is therefore an important secondary feature of the mechanism of action.

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

Market opportunity for p53 re-activating product candidates

We believe there is a significant market opportunity for therapies targeting mutant p53 because these mutations occur in more than half of all tumors and confer an inferior prognosis relative to patients with wild type p53. Preclinical anti-tumor activity has been observed with eprenetapopt in a wide variety of hematological and solid tumor models and cell lines as reviewed and referenced in Perdrix et al, Cancer 2017, 9, 172. Given the importance of p53 mutations as disease-driver mutations, the sensitivity of hematopoietic cells to oxidative stress and continued unmet medical need, we have initially focused our clinical development in hematological malignancies with TP53 mutations.

Myelodysplastic syndromes—disease background and opportunity

MDS is a collection of bone marrow disorders in which malignant hematopoietic cells prevent production of healthy, mature blood cells. Low blood cell counts, called cytopenias, are a hallmark feature of MDS and are a principal cause of morbidity and mortality from infection and bleeding. MDS can develop de novo or may arise secondary to chemotherapy or radiation treatment for a different, prior malignancy or following an antecedent hematological disorder. Treatment-related MDS is associated with increased complex chromosomal abnormalities and carries a worse prognosis than de novo MDS. As of 2019, there are an estimated 200,000 MDS patients worldwide, with 68,000 of these in the United States and 69,000 MDS patients across the five major markets of the European Union and Japan. Globally, MDS prevalence is expected to increase 2-3% annually in mature markets and 3-4% annually in emerging markets as populations age. MDS predominantly affects older adults, with approximately 75% of patients aged 60 years or older at diagnosis. Around 30% of patients diagnosed with MDS will progress to AML, with the rate being higher for patients with more advanced disease.

MDS patients are segmented into different risk groups according to the number of cytopenias, bone marrow blast percentage, and cytogenetic abnormalities. The presence of three or more coincident structural genetic abnormalities is classified as a complex karyotype, which correlates with poor prognosis, low response to intensive chemotherapy, high rate of relapse and inferior survival. Mutations in TP53 occur in approximately 20% of patients with de novo MDS and in more than 30% of patients with therapy-related MDS who develop disease secondary to chemotherapy or radiation treatment for other cancers. Sequencing of a panel of commonly mutated genes, including TP53, is standard practice in the diagnosis of MDS.

Historically, treatment response rates in TP53 mutant MDS patients have been poor regardless of therapy. There are no established curative pharmacologic therapies for MDS.Allo-HCT is currently the only recognized therapy believed to increase the likelihood of long-term survival for TP53 mutant MDS patients; however, many patients are not candidates for allo-HCT due to lack of sufficient clinical response to initial therapy, advanced age, comorbidities or lack of a suitable donor. Unfortunately, even for those TP53 mutant MDS patients who receive allo-HCT, the post-transplantation prognosis is poor: TP53 mutations are associated with a 4-fold increased risk of death and 1-year relapse-free survival of only 30% following transplantation.

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

Historically, treatment response rates in TP53 mutant AML patients have been poor regardless of therapy. Similar to MDS, allo-HCT is currently the only recognized therapy believed to increase the likelihood of long-term survival for TP53 mutant AML patients; however, many patients are not candidates for allo-HCT due to lack of sufficient clinical response to therapy, advanced age, comorbidities or lack of a suitable donor. Unfortunately, even for those TP53 mutant AML patients who receive allo-HCT, the post-transplantation prognosis is poor: TP53 mutations are associated with a 4-fold increased risk of death and 1-year relapse-free survival of only 30% following transplantation.

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

CLL is associated with a highly heterogeneous disease course that is partly explained by the diverse genetic aberrations identified in CLL patients. Deletions in chromosome 17p [del(17p)] and TP53 mutations belong to the strongest prognostic and predictive markers guiding treatment decisions in CLL. Del(17p) results in loss of one copy of the TP53 gene and is often accompanied by mutation in the remaining TP53 gene copy. TP53 mutation occurs in approximately 25% of CLL and up to approximately 85% of del(17p) CLL. TP53 mutant CLL and del(17p) CLL are associated with markedly decreased survival and impaired response to therapy and many patients will experience disease relapse and progression.

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

There are two major variants of MCL, known as classical and leukemic non-nodal (L-NN). Classical nodal MCL, accounting for 80-90% of cases, affects the lymph nodes and extra nodal sites. In contrast, L-NN MCL involves the bone marrow, peripheral blood and spleen. Of these, classical MCL is the more aggressive disease. Like CLL, del(17p) and TP53 mutation are the most frequent findings in MCL. TP53 mutations occur in approximately 20% of cases and are associated with poor prognosis and resistance to first-line and later-line regimens. There is no standard of care therapy for relapsed/refractory MCL but ibrutinib is a preferred treatment option.

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

Gastric cancer is typically detected at an advanced stage and disease progression after first-line chemotherapy is common. TP53 mutation occurs in approximately 35%-55% of gastric cancers, and up to 90% in high-risk populations. Therapeutic options are limited for patients whose disease progresses after two or more lines of treatment. The humanized anti-PD-1 monoclonal antibody, pembrolizumab, is approved by the US FDA for the treatment of patients with recurrent gastric cancer after two or more prior lines of therapy, including fluoropyrimidine- and platinum-containing chemotherapy and, if appropriate, HER2/new-targeted therapy, and whose tumors express PD-L1.

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

Our lead product candidate, eprenetapopt

Our lead product candidate, eprenetapopt, is a small molecule that has demonstrated reactivation of mutant p53 in both clinical trials and preclinical studies. Promising clinical and preclinical data support the application of eprenetapopt across a variety of hematologic malignancies and other oncologic indications. Based on its mechanism of action of p53 reactivation and the complementary increase in oxidative stress, as well as its established synergy with anti-cancer agents as evidenced in preclinical studies, eprenetapopt treatment may be effective in a broad range of clinical settings.

Clinical trials of eprenetapopt in hematologic malignancies

We are currently evaluating eprenetapopt with azacitidine for the treatment of TP53 mutant MDS and/or AML patients, including frontline therapy, relapsed/refractory, or R/R, therapy and post-allo-HCT maintenance therapy; and relapsed/refractory TP53 mutant NHL patients.

The Phase 3 MDS Trial

We are conducting a Phase 3 trial of eprenetapopt with azacitidine in TP53 mutant MDS patients. The trial was fully enrolled with 154 patients randomized 1:1 to either the azacitidine control arm or to the eprenetapopt + azacitidine experimental arm. The primary endpoint of the trial was CR rate. In December 2020 we announced that the Phase 3 trial failed to meet the predefined CR primary endpoint at the primary data cut. In the intention to treat population of 154 patients the CR rate in the eprenetapopt with azacitidine arm was 33.3% (95% CI: 23.1 – 44.9%) compared to 22.4% (95% CI: 13.6 – 33.4%) in the azacitidine alone arm (P = 0.13). Analysis of the primary endpoint at this data cut demonstrated a 53% higher number of patients achieving a CR in the experimental arm receiving eprenetapopt with azacitidine versus the control arm receiving azacitidine alone but did not reach statistical significance.

While analysis of certain secondary endpoints (ORR and duration of responses) appears to favor the experimental arm, the differences are not statistically significant. Additional patients in the study who have not achieved a CR remain on study treatment and the data will be analyzed at future pre-specified timepoints as set forth in the statistical analysis plan.

The combination of eprenetapopt with azacitidine appeared well-tolerated, with an adverse event profile that was similar to that of our other Phase 2 trials. As of March 2, 2021, the most common (≥20%) adverse events in patients in the Phase 3 with MDS who received eprenetapopt with azacitidine were nausea (64%), constipation (63%), vomiting (53%), anemia (47%), neutrophil count decreased (43%), febrile neutropenia (42%), fatigue (41%), white blood cell count decreased (39%), platelet count decreased (33%), headache (33%), dizziness (32%), pyrexia (30%), diarrhea (29%), peripheral edema (25%), cough (24%), thrombocytopenia (24%), hypokalemia (24%), injection site reaction (21%), neutropenia (21%), and decreased appetite (21%). Fatal adverse events occurred in 17% of patients who received eprenetapopt and azacitidine; of these, 3 were reported by an investigator as possibly related to eprenetapopt and azacitidine and 1 as possibly related to eprenetapopt only. The most common (≥5%) serious adverse events in patients who received eprenetapopt with azacitidine were febrile neutropenia (33%), pneumonia (12%), pyrexia (11%), sepsis (9%), muscular weakness (7%) and respiratory failure (5%).

We are continuing our analysis of the data from this Phase 3 clinical trial and subsequent analyses of the trial data, including secondary endpoints, will be conducted as the duration of patient follow-up increases. We intend to provide a further update in the second quarter of 2021 and expect to present additional data from the trial at a future scientific conference.

The U.S. Phase 1b/2 MDS/AML Trial

We supported an investigator-initiated Phase 1b/2 single-arm, open-label, multi-center trial in the United States of eprenetapopt with azacitidine in HMA-naïve patients with TP53 mutant myeloid neoplasms including MDS and AML. The primary endpoint of the trial was CR rate. Results of the trial were published with open access by Sallman and colleagues in the Journal of Clinical Oncology in January 2021.

The trial included a Phase 1b dose-escalation part that enrolled 12 patients and a Phase 2 part that enrolled 43 patients. Most patients were higher-risk MDS (65%) or AML (20%), with complex karyotype (84%). High risk patients with complex karyotypes and TP53 mutation have been reported to have the poorest prognosis of all MDS and AML patients.

In the intention-to-treat population reported by Sallman et al, the ORR was 71% (95% CI: 57 – 82%) and 44% of patients achieved a CR. In the 40 MDS patients the ORR was 73% (95% CI: 56 – 85%) with 50% achieving a CR. In the 11 AML patients the ORR was 64% (95% CI: 31 – 89%) with 36% achieving a CR. In MDS patients the median duration of response in was 8.4 months (95% CI: 6.5 – 13.2 months) and the median duration of CR was 7.3 months (95% CI: 5.8 months – not estimable). In AML patients the median duration of response was 7.5 months (95% CI: 4.2 months – not estimable) and the median duration of CR was 7.0 months (95% CI: 3.3 months – not estimable). Twenty-one MDS/AML patients discontinued treatment for allo-HCT, as transplant is viewed as a potentially curative option for patients with TP53 mutant MDS and AML. At a median follow-up time of 10.5 months, the median OS in the intention-to-treat population was 10.8 months (95% CI: 8.1 − 13.4 months), which was similar between the MDS (10.4 months; 95% CI: 7.6 – 13.3 months) and AML (10.8 months; 95% CI: 5.1 – 16.5 months) disease cohorts.

The most common (≥20%) adverse events reported by Sallman et al were nausea (64%), vomiting (45%), fatigue (44%), constipation (42%), edema (38%), dizziness (36%), diarrhea (33%), febrile neutropenia (33%), peripheral sensory neuropathy (31%), leukopenia (31%), dyspnea (29%), headache (29%), lung infection (29%), neutropenia (29%), thrombocytopenia (29%), cough (27%), pruritus (25%), anorexia (24%), ataxia (24%), fever (22%), alanine aminotransferase increased (20%), mucositis oral (20%) and tremor (20%). As of March 2, 2021, fatal adverse events occurred in 13% of patients; none were reported by an investigator as possibly related to eprenetapopt or to azacitidine. The most common (≥5%) serious adverse events were febrile neutropenia (33%), pneumonia (25%), sepsis (11%), pyrexia (7%), dehydration (5%), embolism (5%), muscle weakness (5%), respiratory failure (5%) and vomiting (5%).

The French Phase 1b/2 MDS/AML Trial

We are supporting an ongoing investigator-initiated single-arm, open-label Phase 1b/2 trial in France of eprenetapopt with azacitidine in HMA-naïve patients with TP53 mutant MDS and AML. The primary endpoint of the trial was CR rate. Results of the trial were published with open access by Cluzeau and colleagues in the Journal of Clinical Oncology in February 2021.

The trial enrolled 52 patients. Most patients were higher-risk MDS (58%) or AML (35%) with complex karyotype (87%). High risk patients with complex karyotype and TP53 mutation have been reported to have the poorest prognosis of all MDS and AML patients.

In the intention-to-treat population reported by Cluzeau et al, the ORR was 52% with 37% of patients achieving CR. In the 34 MDS patients the ORR was 62% with 47% achieving a CR. In the 18 AML patients the ORR was 33% with 17% achieving a CR. In MDS patients the median duration of response was 10.4 months (95% CI: 2.8 – 16.8 months) and the median duration of CR was 11.4 months (95% CI: 6.5 - 16.8 months). In AML patients the median duration of response was 12.7 months (95% CI: 6.0 – 17.3 months) and the median duration of CR was 14.0 months (95% CI: 11.3 – 17.3 months). At a median follow-up time of 9.7 months, the median OS in the intention-to-treat population was 12.1 months (95% CI: 8.1 – 13.4 months). Median OS was 12.1 months for MDS patients and 10.4 months for AML patients and this difference was not significant (P = 0.92).

The most common (≥20%) adverse events reported by Cluzeau et al were febrile neutropenia (37%) and ataxia (25%). As of March 2, 2021, fatal adverse events occurred in 23% of patients; of these, 4 were reported by an investigator as possibly related to azacitidine and none were reported by an investigator as related to eprenetapopt. The most common

(≥5%) serious adverse advents were febrile neutropenia (27%), device related infection (12%), pneumonia (8%), sepsis (8%), corona virus infection (6%) and lung disorder (6%).

The Phase 2 MDS/AML Post-transplant Trial

There is a significant unmet medical need for more effective therapies for patients with TP53 mutant AML and MDS following allo-HCT given that the one-year post-transplant relapse-free survival, or RFS, rate is only 30%. In the second quarter of 2019, we opened enrollment to our Phase 2 MDS/AML Post-Transplant Trial to evaluate the adverse event profile and the clinical benefit of eprenetapopt with azacitidine in TP53 mutant MDS and AML patients who have received allo-HCT. The primary endpoint of the trial is the rate of RFS at 1 year. Enrollment is complete with 33 patients included in the trial. We anticipate initial availability of data on the primary endpoint of 1-year RFS in the second quarter of 2021.

As of March 2, 2021, fatal adverse events occurred in one patient and was not reported as related to study treatment. The most common (≥5%) serious adverse events were pyrexia (12%), confusional state (6%), dyspnea (6%) and febrile neutropenia (6%).

The Phase 1/2 AML Trial

We are conducting a Phase 1/2 clinical trial evaluating the adverse event profile and efficacy of treatment with eprenetapopt and venetoclax with or without azacitidine, in frontline and R/R TP53 mutant AML. In preclinical studies, we have observed strong synergy when eprenetapopt and venetoclax are combined in TP53 mutant AML cell lines and believe that this combination may provide meaningful improvements in durable responses for TP53 mutant AML patients with previously untreated and relapsed/refractory AML.

In the AML trial, frontline and R/R TP53 mutant AML patients who have received prior HMA therapy receive treatment with eprenetapopt and venetoclax, and frontline patients who are HMA-naïve receive treatment with eprenetapopt, venetoclax and azacitidine. The primary endpoint is the safety and tolerability of the treatment regimen. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine, and no dose-limiting toxicities were observed in 12 patients receiving either regimen. Based on these results, we have expanded the trial to treat 33 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine. We also may activate a separate cohort in the trial to evaluate the combination of eprenetapopt with azacitidine in approximately 30 frontline TP53 mutant AML patients.

In addition to the 6 patients enrolled in the lead-in phase, we have enrolled 22 patients into the expansion arm for the eprenetapopt + venetoclax + azacitidine triplet therapy, of whom 13 have undergone repeat bone marrow biopsy and are evaluable for response. As of February 25, 2021, the combined CR + CRi rate in these 19 patients is 63%, including 31% CR. We anticipate completion of enrollment in the triplet regimen expansion cohort during the second quarter of 2021 and availability of preliminary response rate data from the cohort also in the second quarter of 2021. As warranted by adverse event and efficacy data, we may further expand enrollment into this triplet regimen in the Phase 2 part to potentially enable a path to registration in frontline AML.

As of March 2, 2021, fatal adverse events occurred in 6 patients, none of which were reported by an investigator as related to study treatment. The most common (≥5%) serious adverse events were febrile neutropenia (41%), sepsis (15%), pneumonia (12%), muscular weakness (9%), subdural hematoma (9%), blood bilirubin increased (6%), diverticulitis (6%), nausea (6%) and pyrexia (6%).

The Phase 1 NHL Trial

We are currently enrolling a Phase 1 clinical trial evaluating the adverse event profile and preliminary efficacy of eprenetapopt with venetoclax and rituximab, and eprenetapopt with ibrutinib in R/R TP53 mutant CLL. The first patient was enrolled on the first quarter of 2021. We intend to expand the number of patients in individual arms of the trial in a Phase 2 part, as warranted by adverse event and efficacy data. We are also planning to evaluate the combination of eprenetapopt with venetoclax in relapsed/refractory mantle cell lymphoma.

Clinical development in solid tumors

Phase 1/2 Clinical Trial of Eprenetapopt in R/R Gastric, Bladder and Non-Small Cell Lung Cancers

We are currently enrolling a Phase 1/2 clinical trial evaluating the adverse event profile and preliminary efficacy of eprenetapopt with anti-PD-1 therapy in advanced solid tumors including R/R gastric cancer, bladder cancer and non-small cell lung cancer. In preclinical studies reported by Ghosh and colleagues from Memorial Sloan Kettering Cancer Center at the 2019 AACR annual meeting, we have observed synergy in mouse cancer models when eprenetapopt was combined with immuno-oncology agents, including anti-PD-1. The trial is enrolling both TP53 mutant and TP53 wild-type patients.

Enrollment of the safety lead-in cohort was completed and no dose-limiting toxicities were reported for the 6 patients enrolled. Enrollment of the gastric, bladder and non-small cell lung cancer expansion cohorts is ongoing and we have currently enrolled 8 patients across these expansion arms. Preliminary tolerability and efficacy data is anticipated in the second half of 2021.

As of March 2, 2021, fatal adverse events occurred in one patient and was not reported by investigators as related to study treatment. No serious adverse events, regardless of causality, have been reported in more than one patient.

Phase 1b/2 Clinical Trial of Eprenetapopt in Platinum-Sensitive Ovarian Cancer, or PiSARRO

As part of the early development strategy, eprenetapopt was evaluated in clinical trials in ovarian cancer and this decision was based on the anticipated market size and high prevalence of TP53 mutation of greater than 95% in high-grade serous ovarian cancer, or HGSOC. In March 2014, a Phase 1b trial was initiated as a part of a combined Phase 1b/2 protocol in platinum-sensitive HGSOC to evaluate eprenetapopt with carboplatin and pegylated liposomal doxorubicin, or PLD. All patients had previously been treated with platinum-based antineoplastic agents and all had accumulation of p53, as assessed by immunohistochemistry, or IHC, as a surrogate marker of mutant p53. Archival samples were available for 29 patients, of which 27 had DNA of sufficient quality for sequencing and all 27 were confirmed to be TP53 mutant.

The Phase 1b part of the trial was conducted as a dose-escalation in 35 platinum-sensitive and partially platinum-sensitive patients. The primary trial objectives of the Phase 1b portion were to assess the adverse event profile of eprenetapopt with carboplatin and PLD, to determine a recommended Phase 2 dose level, or RP2D, and to evaluate the pharmacokinetics of eprenetapopt with carboplatin and PLD. Tumor response was a secondary objective.

The most frequently reported eprenetapopt -related AEs were nausea, dizziness, and fatigue, of which most were low-grade. A limited number of eprenetapopt -related grade 3+ AEs were reported, including neutropenia (37%), vomiting (14%), thrombocytopenia (9%), dizziness (6%), anemia (6%), fatigue (3%), headache (3%) and decreased appetite (3%). The most common (>5%) serious adverse events, regardless of causality, were device related infection (17%), vomiting (17%), febrile neutropenia (9%), infection (6%), small intestinal obstruction (6%) and thrombocytopenia (6%).

Although efficacy was not a Phase 1b trial objective, tumor response was evaluated. A 67% ORR was observed in 27 patients who were evaluable for radiological response according to RECIST 1.1, including 11% with complete response and 56% with partial response. In addition, an 84% ORR was observed in 25 patients who were evaluable for CA-125 response according to Gynecologic Cancer InterGroup, or GCIG, criteria. All patients who were evaluable by RECIST 1.1 achieved a best response of stable disease or better, where stable disease indicates lack of objective response but without disease progression. The median time between prior platinum therapy and disease progression prior to enrollment in the trial, known as platinum free interval, or PFI, was 9.4 months, and 40% of patients had received more than one prior line of platinum-based chemotherapy. Two-thirds of patients enrolled in the trial were partially platinum-sensitive, with PFI 6-12 months. The remaining one-third of patients were platinum-sensitive, with PFI greater than 12 months. The median progression-free survival, or PFS, was 10.2 months across all patients and was 10 months and 11.4 months in partially platinum-sensitive and platinum sensitive patients, respectively. The median OS was

24.3 months. This was the first clinical trial of eprenetapopt with cytotoxic chemotherapy and we believe that the data demonstrated that the agent can be combined with carboplatin and PLD at standard doses.

Data supporting the carboplatin and PLD doublet as a treatment option in platinum-sensitive HGSOC were generated in the CALYPSO trial, a phase 3 clinical trial sponsored by an international consortium of 10 cancer research organizations. The CALYPSO trial enrolled 976 patients, randomized to receive either carboplatin and PLD (48%) or carboplatin and paclitaxel (52%). All patients had received a maximum of two prior lines of chemotherapy; in the carboplatin and PLD arm, 88% had received one prior line and 12% had received two prior lines. The median interval since last chemotherapy, or therapy-free interval, was 15.2 months in the carboplatin and PLD arm, of whom 35% had a therapy-free interval of 6-12 months and 65% had a therapy-free interval in excess of 12 months. The most frequently reported AEs in the carboplatin and PLD arm included neutropenia (80%), nausea (78%), fatigue (78%), anemia (66%), constipation (55%) and vomiting (49%). The most common grade 3+ AEs included neutropenia (35%), thrombocytopenia (16%) and anemia (8%). In the carboplatin and PLD arm PFS was reported as 11.3 months and OS as 30.7 months. Median PFS in the carboplatin and PLD arm was greater than the 9.4 months PFS in the carboplatin and paclitaxel arm (hazard ratio: 0.821, 95% CI, 0.72 – 0.94, P = 0.005). Historically, Phase 3 clinical trials in ovarian cancer, including the CALYPSO trial, have enrolled approximately 500 – 1000 patients to demonstrate statistical significance in PFS.

In the third quarter of 2016, enrollment commenced in the Phase 2 portion of the PiSARRO trial and enrollment was concluded at 211 patients in April 2018. The Phase 2 part was an open-label, randomized, controlled multi-center trial to assess whether patients with platinum-sensitive recurrent HGSOC would benefit from treatment with eprenetapopt in combination with carboplatin/PLD chemotherapy regimen. All patients were required to have accumulation of p53 as assessed by immunohistochemistry. The primary endpoint for the Phase 2 part was PFS, defined as the time from registration to the time of disease progression or relapse or death, or the date of last tumor assessment without any such event.

Patients were randomized in a 1:1 ratio to receive either eprenetapopt with carboplatin and PLD (Arm A) or carboplatin and PLD only (Arm B), with treatment to be repeated every 28 days for up to six cycles. Of 105 patients enrolled in Arm A, 99 received eprenetapopt with carboplatin and PLD and 96 patients were efficacy-evaluable. Of 106 patients enrolled in Arm B, 101 patients received carboplatin and PLD and 97 patients were efficacy-evaluable.

In Arm A, 10 patients (9.5%) achieved CR compared to 3 patients (2.8%) in Arm B; overall response rate (CR+PR) was 49.5% in Arm A (n=52) and 50.0% in Arm B (n=53). Median duration of response by RECIST v1.1 in Arm A was 231 days (95% CI: 198 - 256 days) and 213 days (95% CI: 184 - 265 days) in Arm B (HR 0.92, 95% CI: 0.58-1.45). In the intention-to-treat population, median PFS duration based on RECIST v1.1 adjusting for three stratification factors including platinum-free interval (>6 to12 vs. >12 to<24 months), BRCA status (known positive vs. other) and prior lines of platinum treatment (1 vs. 2) was 283 days (95% CI: 240 days, 314 days) in Arm A patients (n=105) that received APR 246 in combination with carboplatin/PLD therapy, as compared to 295 days (95% CI: 259 days, 335 days) in Arm B patients (n=106) that received carboplatin/PLD therapy alone (HR 1.32, 95% CI: 0.95-1.83, P = 0.10). In Arm A, the median OS duration was 600 days (95% CI: 543 days – not estimable) compared to 620 days in Arm B (95% CI: 504 - 741 days) (HR 0.91, 95% CI: 0.59-1.38, P = 0.64).

Eprenetapopt in combination with carboplatin and PLD was generally well tolerated and adverse events were generally transient and reversible. The most common (≥20%) adverse events in Arm A were nausea (68%), neutropenia (57%), fatigue (48%), vomiting (42%), dizziness (42%), constipation (36%), anemia (31%), thrombocytopenia (23%) and mucosal inflammation (20%). No patients in Arm A died while on-study or within 30 days after last dose. The most common serious adverse events were related to gastrointestinal disorders (13%), and infections and infestations (8%). In Arm A there were no serious adverse events that occurred in ≥5% of patients.

Recruitment to the study was concluded in April 2018 and the final results indicate that a statistically significant difference in the PFS, OS, ORR, and DOR was not observed across the two arms in the limited number of patients enrolled to the study. We believe that the combination of eprenetapopt with carboplatin and PLD was tolerable and that a larger study would be required to determine a difference in the efficacy endpoints of the study, including the rate of CR, which was observed in the study to be substantially higher in the experimental arm. We believe this study further supports the clinical development of eprenetapopt as a potential therapy in cancers where TP53 mutations are indicated to be contributing to the prognosis and disease progression.

Phase 2 Clinical Trial of Eprenetapopt in Platinum-Resistant Ovarian Cancer, or PiSARRO-R

In July 2017 we initiated an open-label, multicenter Phase 2 trial, PiSARRO-R, to evaluate the adverse event profile and preliminary efficacy of varying infusion regimens of eprenetapopt with systemic PLD chemotherapy in platinum-resistant HGSOC. The trial enrolled 36 patients and all patients were required to have recurrent disease with PFI between 4 weeks and 6 months, and accumulation of p53 as assessed by immunohistochemistry. A significant majority (69%) of patients had received 2 or more prior lines of chemotherapy. Patients received either a 4500 mg/d fixed dose of eprenetapopt as a 6-hour intravenous infusion (n=28, 78%), or the same or lower fixed dose over 3 or 4 hours (n=8, 22%) for four consecutive days, followed by 40 mg/m2 PLD on Day 4.

Across all patients enrolled in the trial the most common (≥20%) adverse events were nausea (64%), vomiting (53%), constipation (39%), abdominal pain (36%), fatigue (36%), decreased appetite (33%), asthenia (28%), mucosal inflammation (25%), dizziness (25%), anemia (25%), diarrhea (22%), Nine patients died while on-study and 2 patients died within 30 days of last dose; all deaths were due to disease progression. The most common serious adverse events were related to gastrointestinal disorders (25%) and were not increased with shorter duration of infusion. There were no serious adverse events that occurred in ≥5% of patients enrolled in the PiSARRO-R trial. We believe the available adverse event data from the trial demonstrates that reduced duration infusion regimens with eprenetapopt are feasible.

Our second product candidate, APR-548

We are developing a next-generation small molecule mutant p53 reactivator, APR-548, a novel pro-drug of MQ that has the potential to be administered in an oral dosage form. Our initial development of APR-548 is in TP53 mutant hematological malignancies and we intend to explore additional malignancies for future development. We believe that an oral p53-reactivating drug will improve patient convenience and compliance, if approved, including for patients receiving prolonged therapy in the maintenance setting.

In preclinical testing we have observed potency with APR-548 that was superior to that of eprenetapopt in a Saos-2 osteosarcoma cell line expressing an Arg273His mutant p53 and the MIA-PaCa-2 pancreatic cancer cell line harboring an Arg248Trp mutant p53. The half maximal inhibitory concentration, or IC50, in the Saos-2 cell line was calculated to be 5.6 μM ± 1.0 μM (n=3) for APR-548 and 9.5 μM ± 1.2 μM (n=37) for eprenetapopt, representing an approximately 40% reduction in IC50 with APR-548. In the MIA-PaCa-2 cell line, the IC50 for APR-548 was calculated to be 6.0 μM (n=1) versus 19 μM (n=1) for eprenetapopt, representing a nearly 70% reduction in IC50 with APR-548.

Reduced in vitro IC50(1) of APR-548 in a p53 mutant saos-2 cell line

(1)	Half-maximal inhibitory concentration

In studies to evaluate pharmacodynamic effects, the mutant p53 MDS/AML cell line SKM-1 was cultured in the presence of APR-548 and analyzed by flow cytometry for markers of apoptosis (cleaved caspase-3) and cell proliferation (Ki67). Cells treated with APR-548 demonstrated a dose-dependent increase in cleaved caspase-3 and a dose-dependent reduction of Ki67.

Levels of (a) cleaved caspase-3 are increased while (b) Ki67 is reduced in SKM-1 cells treated with APR-548

a)	b)

In xenograft studies in which mice were implanted with a mutant TP53 breast adenocarcinoma cell line, MDA-MB-231-luc, we tested the in vivo efficacy of APR-548 when administered as a single agent by twice-daily oral (PO) gavage. In these studies, mice received APR-548 for three cycles where each cycle consisted of 5 consecutive days of dosing followed by 2 days without dosing. Tumor growth inhibition was assessed by measurement of tumor weight at post-mortem examination on day 33 post-inoculation. In mice receiving APR-548 via oral administration, we observed reductions in tumor weight relative to untreated control mice. Results from these studies are summarized in the following graph.

Reduction in tumor growth by twice-daily oral administration of APR-548 in mice implanted with mutant TP53 breast adenocarcinoma cell line

In in vivo studies in mouse and dog, we observed high oral bioavailability of APR-548 when dosed as either an aqueous solution or as a solid in capsules. Observed oral bioavailability ranged from 75% to greater than 99%, and with no significant effect of feeding on absorption. Results from these studies are summarized in the following table.

		APR-548 dose
Species	No. of animals	(mg/kg)	Route	Bioavailability (%)
Mouse (C57Bl/6N)	18	20	PO (solution)	80
Mouse (CD-1)	9	50	PO (solid in capsule)	97
Mouse (CD-1)	9	50	PO (solution)	99
Dog, fed	3	10	PO (solid in capsule)	84
Dog, fasted	3	10	PO (solid in capsule)	83
Dog, fed	3	10	PO (solution)	80
Dog, fasted	3	10	PO (solution)	75

We received authorization to proceed under an IND for APR-548 on October 2, 2020 and have planned a Phase 1 clinical trial of APR-548 with azacitidine in frontline and relapsed/refractory TP53 mutant MDS patients. We anticipate enrollment of the first patient early in the second quarter of 2021.

We have developed a scalable, high-purity process for the manufacture of APR-548 and have completed development of a prototype tablet formulation that provides for rapid dissolution and is well-suited for automated production.

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for certain preclinical trials and clinical trial materials, including raw materials and consumables necessary for their manufacture, consistent with applicable cGMP requirements. We routinely assess both capacity and the current clinical supply chain associated with the production of eprenetapopt and are not currently aware of any disruption to our ability to provide supply for our on-going clinical trials. We will continue to monitor and assess the potential impact of the coronavirus pandemic on our clinical trial supply chain. We intend to continue to contract for these materials in the future, including commercial manufacture if our product candidates receive marketing approval. We do not own or operate cGMP manufacturing facilities, nor do we currently plan to build our own cGMP manufacturing capabilities for the production of our product candidates for clinical or commercial use. Although we rely upon contract manufacturers for the manufacture of our product candidates for IND-enabling trials and clinical trials, we have personnel with extensive manufacturing experience who oversee our contract manufacturers. In the future, we may also rely upon collaboration partners, in addition to contract manufacturers, for the manufacture of our product candidates or any products for which we obtain marketing approval.

The active pharmaceutical ingredient, or API, for eprenetapopt is currently manufactured by a single contract manufacturer. Although we may do so in the future, we do not currently have arrangements in place for redundant supply of the API for eprenetapopt. We contract with a different manufacturer for formulation of drug product, sterile fill of vials, labeling and packaging, and the storage and distribution of eprenetapopt to clinical sites. We believe that these third parties have sufficient capacity to meet our current demand and, in the event they fail to meet our demand, we believe that adequate alternative sources for the supply of materials for eprenetapopt exist. We intend to identify and qualify additional manufacturers to provide the API and other services for eprenetapopt prior to seeking marketing approval for eprenetapopt.

We believe that, because eprenetapopt is a small molecule, it can be manufactured through reliable and reproducible synthetic processes from readily available raw materials and then purified and packaged for clinical use. We believe that the chemistry process is amenable to scale-up and requires only customary equipment in the manufacturing process.

We have a manufacturing and supply agreement and quality agreement with Syngene International Private Limited for the manufacture of API. We have a service agreement with Cobra Biopharma for the clinical manufacture, labeling and packaging of formulated drug product. We have a manufacturing and supply agreements and quality agreement with Siegfried Hameln GmbH for the manufacture, supply, labeling and packaging of formulated drug product.

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

The most common methods of treating patients with cancer are surgery, radiation and therapy with drugs or biologics. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently-approved drug therapies are branded and subject to patent protection and may be established as standard of care for the treatment of indications for which we may choose to seek regulatory approvals. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors, and even if our drug candidates were to be approved, there can be no assurance that our drugs would displace existing treatments.

In addition to currently marketed therapies, there are also a number of drugs in late-stage clinical development to treat cancer, including for the treatment of the indications for which we are developing product candidates. These clinical-stage drug candidates may provide efficacy, safety, convenience and other benefits that are not provided by currently-marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain regulatory approval.

We are developing our lead product candidate, eprenetapopt and APR-548, to reactivate p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development as potential treatments of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of molecules in development that also are being explored for p53 upregulation / activation in various stages of clinical development being tested by Actavalon, Inc., CDG Therapeutics, Inc., Cotinga Pharmaceuticals, Inc., Innovation Pharmaceuticals, Inc., MedVax Technologies, Inc., PMV Pharmaceuticals, Inc., and Senhwa Biosciences, Inc., among others. We are also aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F-Hoffman La Roche Ltd and Hoffman La Roche Inc., or collectively Roche, Amgen Inc., Novartis AG, Kartos Therapeutics, Inc., Aileron Therapeutics and Daiichi Sankyo Co., Ltd. (out licensed worldwide rights to Rain Therapeutics, Inc.), including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents. Finally, we are aware of several small molecules that are designed to inhibit the activity of Bcl-2 and the related protein Mcl-1 and relieve inhibition of the apoptotic cascade. Abbvie Inc.’s venetoclax has been approved in AML and chronic lymphocytic leukemia; companies with Bcl-2 or Mcl-1 inhibitors in various stages of preclinical or clinical development include Amgen Inc., Servier SAS, AstraZeneca Plc, Pfizer Inc. and Zentalis Pharmaceuticals, Inc., among others.

If eprenetapopt were approved for the indications for which we currently have ongoing clinical trials, it would compete with currently-marketed drugs and would likely compete with other drugs that are currently in clinical development, each as discussed below.

MDS / AML

The front-line treatments for patients with higher-risk MDS in the United States are combination chemotherapy or HMAs such as Dacogen (decitabine) or Vidaza (azacitidine). We are aware of several ongoing clinical trials aimed at expanding the use of approved chemotherapy and immunomodulatory agents in higher-risk MDS, as well as several new clinical programs testing novel technologies in this area, including product candidates from Abbvie Inc., argenx, Astex Pharmaceuticals, Inc., Bristol-Myers Squibb Company, CTI BioPharma Corp., Cyclacel Pharmaceuticals, Inc., Eisai Co., Ltd., Gilead Sciences, Inc., ALX Oncology Holdings, Inc., Shattuck Labs, Inc., Trillium Therapeutics, Inc., Karyopharm Therapeutics Inc., Onconova Therapeutics, Inc., and Takeda Pharmaceutical Company Limited.

CLL

Due to poor responses to traditional chemotherapy agents, CLL patients in the United States with high-risk 17p deletion and/or p53 mutation are typically treated with BCR inhibitors such as ibrutinib, Bcl-2 inhibitors such as venetoclax, and anti-CD20 antibodies such as rituximab. We are aware of several ongoing clinical trials aimed at expanding the use of approved targeted chemotherapy and immunomodulatory agents in high-risk CLL, as well as several new clinical programs testing novel technologies in this area, including product candidates from AbbVie Inc., AstraZeneca Plc, Bayer AG, BeiGene Ltd, Bristol-Myers Squibb Co, F. Hoffman-La Roche Ltd, Gilead Sciences Inc., Incyte Corp, Johnson & Johnson, Juno Therapeutics Inc., Karyopharm Therapeutics Inc., Merck & Co Inc., Novartis AG, Ono Pharmaceutical Co Ltd., Takeda Pharmaceutical Co Ltd, and TG Therapeutics Inc.

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

Gastric cancer

The preferred treatment options for R/R gastric cancer in the United States are dependent on regimens received in first-line therapy as well as patient performance status. Second- and later-line treatments include taxanes, fluoropyrimidines, ramucirumab, irinotecan and pembrolizumab. We are aware of several ongoing clinical trials aimed at expanding the use of approved chemotherapy and immunomodulatory agents in R/R gastric cancer, as well as several new clinical programs testing novel technologies in this area, including product candidates from Altor Bioscience LLC, BeiGene Ltd, Bristol-Myers Squibb Co., Incyte Corp, Merck & Co Inc., Pfizer Inc., and TG Therapeutics Inc.

Bladder cancer

The preferred treatment option for R/R bladder cancer in the United States is the anti-PD-1 antibody, pembrolizumab, Alternative regimens include other anti-PD-1 antibodies, antibodies targeting PD-L1 or CD274, FGFR inhibitors, taxanes, and topoisomerase inhibitors. We are aware of several ongoing clinical trials aimed at expanding the use of approved chemotherapy and immunomodulatory agents in R/R bladder cancer, as well as several new clinical programs testing novel technologies in this area, including product candidates from Altor Bioscience LLC, AstraZeneca Plc, Bristol-Myers Squibb Co., F. Hoffman-La Roche Ltd, and Merck & Co Inc.

NSCLC

The preferred treatment options for R/R NSCLC depend on tumor subtype and the presence of tumor biomarkers such as genetic mutations or PD-L1 expression. Therapeutic agents include pembrolizumab, nivolumab, ipilimumab, platinum agents, taxanes, and topoisomerase inhibitors. We are aware of several ongoing clinical trials aimed at expanding the use of approved chemotherapy and immunomodulatory agents in R/R NSCLC, as well as several new clinical programs testing novel technologies in this area, including product candidates from AbbVie Inc., AstraZeneca Plc., Bayer AG, Bristol-Myers Squibb Co., F. Hoffman-La Roche Ltd, Gilead Sciences Inc., Karyopharm Therapeutics Inc., Milennium Pharmaceuticals Inc., and Pfizer Inc.

Intellectual property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the methods-of-use, formulations, dosing, manufacturing processes, and crystalline solid form of one or more of our product candidates, including eprenetapopt, and composition of matter of our other product candidates, related technology, and other inventions that are important to our business.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions, and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable patents and other proprietary rights of third parties.

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

We may seek to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment, diagnostics, and additional compounds and their derivatives. Specifically, we have sought and will continue to seek patent protection in the United States and internationally for novel compositions of matter covering the compounds of our product candidates other than eprenetapopt and a crystal form of eprenetapopt, the chemistries and processes for manufacturing these compounds, and the use of these compounds in a variety of therapies. The chemical structure of eprenetapopt is in the public domain. Accordingly, we do not own or license any composition of matter patents claiming the compound of eprenetapopt and will not in the future own or license any composition of matter patents claiming the chemical structure of eprenetapopt as described in the public domain.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention or in post-grant challenge proceedings at the USPTO or at a foreign patent office, such as inter partes review and post grant review proceedings at the USPTO and opposition proceedings at the European Patent Office, that challenge priority of invention or other features of patentability. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Patent portfolio

As of December 31, 2020, our exclusively owned patent portfolio includes five U.S. issued patents, seven pending U.S. provisional patent applications, one pending U.S. nonprovisional patent application, four pending international (PCT) patent applications, approximately 116 foreign issued patents and approximately 8 pending foreign patent applications. The claims of these owned patents and patent applications are directed toward various aspects of our product candidates and research programs. Specifically, the claims of these patents and patent applications include compositions of matter for product candidates other than eprenetapopt and a crystal form of eprenetapopt, methods-of-use, drug product formulations, dosing, diagnostics and methods of manufacture.

Eprenetapopt Method of Use Family

As of December 31, 2020, we exclusively own a patent family directed to methods-of-uses of eprenetapopt. This patent family includes one U.S. issued patent and approximately 43 patents granted in Europe (validated in Austria, Belgium, Bulgaria, Switzerland-Lichtenstein, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Monaco, Netherlands, Poland,

Portugal, Romania, Sweden, Slovenia, Slovakia and Turkey), Australia, Canada, India, and Japan. The issued patents in this family are expected to expire in 2025, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Eprenetapopt Formulation Family

As of December 31, 2020, we exclusively own a patent family directed to formulations of eprenetapopt. This patent family includes one U.S. issued patent and approximately 42 issued patents in Europe (validated in Austria, Belgium, Switzerland-Lichtenstein, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Malta, Netherlands, Norway, Poland, Portugal, Sweden, Slovakia, San Marino and Turkey), Australia, Brazil, Canada, China, India, Israel, Japan, South Korea, Philippines, Russia, Singapore, and South Africa. This patent family also includes approximately 2 pending patent applications in China, Hong Kong, and Thailand. The granted patents and pending applications, if issued, in this family are expected to expire in 2031, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Eprenetapopt Dosing Family

As of December 31, 2020, we exclusively own a pending PCT patent application directed to dosing regimens involving eprenetapopt, which was filed in 2019. This PCT patent application is not eligible to become an issued patent until, among other things, we file a national phase patent application in a PCT contracting state before the expiration of the PCT patent application in that state. If we do not timely file any national phase patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in our PCT patent application. Any future U.S. patents that may issue from this PCT patent application (assuming the necessary national phase patent applications in U.S. are timely filed and all other applicable requirements are satisfied) are expected to expire in 2039, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Eprenetapopt Process and Solid Form Family

As of December 31, 2020, we exclusively own a pending U.S. nonprovisional patent application directed to improved processes for large scale preparation of eprenetapopt and to a crystalline solid form comprising eprenetapopt, which was filed in 2020. Any future U.S. patents that may issue from this nonprovisional patent application (assuming all applicable requirements are satisfied) are expected to expire in 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Combination Therapy of Eprenetapopt With A Bcl-2 Inhibitor

As of December 31, 2020, we exclusively own a pending PCT application directed to a method of treatment using a combination therapy of eprenetapopt with a Bcl-2 inhibitor which was filed in 2020. This PCT patent application is not eligible to become an issued patent until, among other things, we file a national phase patent application in a PCT contracting state before the expiration of the PCT patent application in that state. If we do not timely file any national phase patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in our PCT patent application. Any future U.S. patents that may issue from this PCT patent application (assuming all applicable requirements are satisfied) are expected to expire in 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Next-Generation Patent Family/APR-548

As of December 31, 2020, we exclusively own a patent family directed to next-generation p53 reactivators, including APR-548. One pending PCT patent application and one pending national Taiwanese patent application have been filed in 2019 and one European pending patent application has been filed in 2020. In this patent family, the PCT patent application is pending with claims directed to compositions of matter and methods-of-use of APR-548. This PCT patent application is not eligible to become an issued patent until, among other things, we file a national phase patent application in a PCT contracting state before the expiration of the PCT patent application in that state. If we do not timely file any national phase patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in our PCT patent application. Any future patents that may issue from these patent applications (assuming all applicable requirements are satisfied) are expected to expire in 2039 and 2041, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Treatment of Patients after Stem Cell Transplant

As of December 31, 2020, we exclusively own a pending PCT application directed to combination therapy using eprenetapopt with an inhibitor of DNA methyltransferase (e.g., azacitidine) in patients after a stem cell transplant, which was filed in 2020. This PCT patent application is not eligible to become an issued patent until, among other things, we file a national phase patent application in a PCT contracting state before the expiration of the PCT patent application in that state. If we do not timely file any national phase patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in our PCT patent application. Any future U.S. patents that may issue from this PCT patent application (assuming all applicable requirements are satisfied) are expected to expire in 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Lyophilization

As of December 31, 2020, we exclusively own a pending U.S. provisional patent application directed to preparation of an eprenetapopt solid product by freeze drying (lyophilizing) high-concentration solutions of eprenetapopt, and preparation of hydrochloride salts of eprenetapopt, which was filed in 2020. This provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing of our provisional patent application. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent application and any patent protection on the inventions disclosed in our provisional patent application. Any future U.S. patents that may issue from this provisional patent application (assuming the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied) are expected to expire in 2041, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Combination Therapy With A CD-47 Inhibitor

As of December 31, 2020, we exclusively own a pending U.S. provisional patent application directed to methods of treatment using a combination therapy of eprenetapopt with an inhibitor of the CD47 mediated signaling, which was filed in 2020. This provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing of our provisional patent application. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent application and any patent protection on the inventions disclosed in our provisional patent application. Any future U.S. patents that may issue from this provisional patent application (assuming the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied) are expected to expire in 2041, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Combination Therapies with Various Therapies

As of December 31, 2020, we exclusively own four pending U.S. provisional patent applications directed to methods of treatment using combination therapies of eprenetapopt with a PD-1-mediated signaling inhibitor, a Bruton’s tyrosine kinase inhibitor, an exportin 1 (XPO1) inhibitor, or a Wee1-like protein kinase (WEE1) inhibitor, which were filed in 2020. These provisional patent applications are not eligible to become an issued patent until, among other things, we file one or more non-provisional patent applications within 12 months of the filing of the provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent application and any patent protection on the inventions disclosed in our provisional patent application. Any future U.S. patents that may issue from these provisional patent applications (assuming the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied) are expected to expire in 2041, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Combination Therapy of APR-548 With Azacitidine

As of December 31, 2020, we exclusively own a pending U.S. provisional patent application directed to methods of treatment using a combination therapy of APR-548 with azacitidine for treating hyperproliferative malignancies, which was filed in 2020. This provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing of our provisional patent application. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent application and any patent protection on the inventions disclosed in our provisional patent application. Any future U.S. patents that may issue from this provisional patent application (assuming the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied) are expected to expire in 2041, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Intellectual property protection

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the Hatch-Waxman Act permits a patent holder to apply for patent term extension of a patent that covers an FDA-approved drug, which, if granted, can extend the patent term of such patent to compensate for part of the patent term lost during the FDA regulatory review process. This extension can be for up to five years beyond the original expiration date of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended.

Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. While we intend to seek patent term extensions to any of our patents in any jurisdiction where such extensions are available, there is no guarantee that the applicable authorities, including the FDA and the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to our reliance on patent protection for our inventions, product candidates and research programs, we also rely on trade secrets and confidentiality agreements to protect our technology, know-how and other aspects our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with applicable FDA good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND, which must take effect before human clinical trials begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, and other applicable regulations to establish the safety and efficacy of the proposed drug product for each proposed indication;
●	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
●	review by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

Phase 3:

The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Phase 4:	Post-approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious AEs occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions for which there is evidence to suggest a causal relationship between the drug and the AE; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from several alternative sources, including investigator-initiated trials that are not sponsored by company. Under federal law, the submission of NDAs requiring clinical data is additionally subject to an application user fee, which for federal fiscal year 2021 is $2,875,842. The sponsor of an approved NDA is also subject to annual program fees, which for fiscal year 2021 are $336,432 per eligible product.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the filing date, and most applications for “priority review” products are meant to be reviewed within six months of the filing date. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as APIs), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, including total or partial suspension of production, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Among the other benefits of orphan drug designation are tax credits for certain research and an exemption from the NDA or BLA application fee. The FDA may revoke orphan drug designation, and if it does, it will publicize that the drug is no longer designated as an orphan drug.

If the sponsor of a product with orphan designation receives the first FDA approval for that drug for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan drug exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains orphan drug designation and FDA approval of the same therapeutic candidate for the same condition or disease as our orphan-designated drug.

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

In addition, as the FDA has interpreted the Orphan Drug Act, even if a previously approved same drug does not have unexpired orphan exclusivity, a demonstration of clinical superiority is required for a subsequent marketing application for the same orphan-designated drug for the same disease or condition to be awarded a 7-year period of orphan exclusivity upon marketing approval. In recent years, there have been multiple legal challenges to this FDA interpretation, and in August 2017, Congress amended the orphan drug provisions of the FDCA through enactment of the FDA Reauthorization Act of 2017 to codify FDA’s longstanding interpretation. Section 527 of the FDCA now expressly provides that if a sponsor of an orphan-designated drug that is otherwise the same as an already approved drug for the same rare disease or condition is seeking orphan exclusivity, FDA shall require such sponsor, to demonstrate that such drug is clinically superior to any already approved or licensed drug that is the same drug in order to obtain orphan drug exclusivity.

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

FDA approval and regulation of companion diagnostics

A therapeutic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

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

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the drug. We expect that any companion diagnostic developed for use with eprenetapopt will utilize the PMA pathway.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee of $365,657 for most PMAs for FY 2021. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

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

Regulations outside the United States

Regulations and procedures governing approval of drug products in the EU

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of drug products in the EU generally follows the same lines as in the United States and involves satisfactorily completing preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication, as well as the submission to the relevant competent authorities of a marketing authorisation application, or MAA, and actual granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU Member States.

Clinical Trial Approval. Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, both as amended, a system for the approval of clinical trials in the EU has been implemented through national legislation of the EU Member States. Under this system, an applicant must obtain approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted.

Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational drug product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the EU Member States and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation, (EU) No 536/2014, as amended, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the EU, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU Member States without the need for implementation into national laws. All clinical trials performed in the EU are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation becomes applicable. According to the European Medicines Agency (EMA), the new Clinical Trials Regulation is currently expected to become applicable in December 2021. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the EU Clinical Trials Information System; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies in different EU Member States; a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed jointly by all EU Member States concerned. Part II is assessed separately by each EU Member State concerned; strictly defined deadlines for the assessment of clinical trial applications; and the involvement of the ethics committees in the assessment procedure in accordance with the national law of the EU Member State concerned but within the overall timelines defined by the Clinical Trials Regulation.

Investigational product must be manufactured in accordance with the EU’s GMP requirements, including Commission Directive 2003/94/EC, as amended, and – once Clinical Trials Regulation (EU) No 536/2014 applies – Commission Delegated Regulation (EU) 2017/1569 and Commission Directive (EU) 2017/1572, both as amended.

Marketing Authorization. To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. In the case of pediatric patients, Regulation (EC) No 1901/2006, as amended, provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid in all EU Member States. Pursuant to Regulation (EC) No 726/2004, as amended, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan drug products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients at EU level, the centralized procedure is optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Based on a recommendation from the CHMP, the European Commission takes the final decision to grant a marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a drug product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. In exceptional cases, an applicant may also apply for a so-called rolling review, which means that data will be reviewed as they become available on a rolling basis, while development is still ongoing.

Regulatory data protection in the EU. In the EU, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004 and Directive 2001/83/EC. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During an additional two-year period of market exclusivity, a generic MAA can be submitted, and the innovator’s data may be referenced, but no generic drug product can be marketed until the expiration of the market exclusivity. The overall ten-year period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of authorization and renewals. A marketing authorization is generally valid for five years and may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Orphan drug designation and exclusivity. Regulation (EC) No 141/2000, as amended, on orphan drug products provides that a drug shall be designated as an orphan drug if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000, as amended, sets out criteria and procedures governing designation of orphan drugs in the EU. Specifically, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, the EMA or the EU Member State competent authorities, cannot accept another application for a marketing authorization, or grant a marketing authorization, for a similar drug product (i.e., a similar active substance) for the same indication. The period of market exclusivity is extended by two years for medicines that have also complied with an agreed PIP.

This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinical superiority” by a similar drug product, or, after a review by the Committee for Orphan Medicinal Products, requested by an EU Member State in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply).

Regulatory requirements after a marketing authorization has been obtained. In case an authorization for a drug in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of drug products. These include:

●	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed, has to be ensured.
●	The manufacturing of authorized drugs, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EU’s GMP requirements and comparable requirements in the EU, which mandate the methods, facilities and controls used in manufacturing, processing, and packing of drugs to assure their safety and identity.
●	The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC and EU member state laws.

Authorization to market companion diagnostics in the EU.

In the EU, in vitro medical devices are currently required to conform with the essential requirements of Directive No 98/79/EC, as amended. To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of IVD and its classification. The conformity assessment of medium-and high-risk IVDs require the intervention of an accredited notified body. Under Regulation (EU) 2017/746, companion diagnostics will generally be classified as Class C devices, i.e., medium-to high-risk. In addition to the intervention by a notified body, the conformity assessment may also necessitate the intervention of the EMA or competent EU Member State national authority. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EU. As from May 26, 2022, Regulation (EU) 2017/746, as amended, repeals and replaces Directive No 98/79/EC. Unlike directives, which must be implemented into the national laws of the EU Member States, a regulation is directly applicable, i.e., without the need for adoption of EU Member State laws implementing them, in all EU Member States. Regulation (EU) 2017/746, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EU for IVDs and ensure a high level of safety and health while supporting innovation. Once applicable, Regulation (EU) 2017/746 will among other things:

●	strengthen the rules on placing IVDs on the market and reinforce market surveillance;
●	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of IVDs placed on the market;
●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; and
●	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU.

Brexit and the regulatory framework in the United Kingdom

On December 30, 2020, the EU-U.K. Trade and Cooperation Agreement, or TCA, was signed and has since been approved by the U.K. Parliament, European Council, and the European Parliament. The TCA does not contain wholesale mutual recognition of regulatory regimes for pharmaceuticals as was hoped. There is mutual recognition of GMP inspections of manufacturing facilities, but it does not include reciprocal arrangements for the recognition of batch testing certification, in order to avoid unnecessary re-testing on importation of products. The Northern Ireland Protocol of December 2020 is an arrangement to avoid border checks on goods along the Northern Ireland/ Ireland border. This has resulted in Northern Ireland pharmaceutical products still being governed by EU laws and companies developing, manufacturing, or placing products on the market in the U.K. having to comply with dual legal requirements with some extra cost burdens. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales, and distribution of pharmaceutical products.

Pharmaceutical coverage, pricing, and reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients and healthcare providers are unlikely to use our products unless third-party payor coverage is provided and reimbursement by such payor is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other comparable government authorities. Even if our product candidates are approved, sales of our products will depend, in part, on the extent to which third-party payors, including federal health care programs in the United States, such as Medicare and Medicaid, and commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that a payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged for, examining the medical necessity of, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including, without limitation, the third-party payor’s determination that use of a therapeutic product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, on November 20, 2020, the U.S. Centers for Medicare and Medicaid Services, or CMS, issued an interim final rule with comment period (“IFC”) to implement a Most Favored Nation (“MFN”) Model for certain included drugs and biological products payable under Medicare Part B. Throughout its seven-year performance period, the MFN Model would gradually reduce Medicare Part B reimbursement for included products to their respective MFN price, which generally reflects the lowest price for a pharmaceutical product sold in certain economically-comparable member countries of the Organisation for Economic Co-operation and Development. The MFN Model was scheduled to commence on January 1, 2021; however, litigation challenging the MFN Model has delayed its implementation, and the future of the MFN Model is unclear. It is also unclear whether the Biden administration will implement changes to the MFN Model or rescind the IFC. Notwithstanding this, separate regulatory actions by the Biden administration, legislation passed by the new Congress, and/or actions taken by state and foreign governments could further impact the pharmaceutical and broader healthcare industries in ways that are difficult to predict but that could also materially impact our operations. We cannot predict what other healthcare reforms will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation and, accordingly, face uncertainties that might result from additional reforms. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Healthcare law and regulation

In the United States, our activities are potentially subject to regulation by various federal, state, and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General, or OIG, and the Health Resources and Service Administration), the U.S. Department of Justice, and individual U.S. Attorney offices, and state and local governments. For example, sales, marketing, and scientific/educational grant programs are subject to the federal Anti-Kickback Statute and the federal False Claims Act, may have to comply with the privacy and security provisions of HIPAA (defined below), and may be subject to similar state laws, each as amended, as applicable. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to these broadly applicable healthcare laws and regulations that may constrain our business and/or financial arrangements.

The applicable federal and state healthcare laws and regulations, include, without limitation, the following:

●	The Federal Anti-Kickback Statute—An intent-based federal criminal statute that prohibits, among other things, any person from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made, in whole or in part, by a federal health care program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The PPACA (as defined below), among other things, amended the intent requirement of the federal Anti-Kickback Statute, to clarify that a person or entity need not have actual knowledge of this statute or specific intent to violate it. The Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry practices from prosecution, the exceptions and safe harbors are narrowly drawn, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors have been the subject of recent regulatory reforms. On November 20, 2020, OIG issued two regulations finalizing significant safe harbor modifications. The first rule finalized new safe harbors and modified existing safe harbors to promote certain value-based and coordinated care arrangements and reduce regulatory burden, which became effective January 19, 2021. The second rule (the “Rebate Rule”) created new safe harbor protection for certain (i) point-of-sale discounts from pharmaceutical manufacturers to Medicare Part D plans, Medicaid managed care organizations, and their contracted pharmacy benefit managers (“PBMs”), and (ii) fees for certain services that PBMs provide to pharmaceutical manufacturers. In addition, the Rebate Rule revised the discount safe harbor to exclude from protection price reductions (e.g., rebates) for pharmaceutical products from manufacturers to Part D plans when made directly or indirectly through a PBM. Implementation of the Rebate Rule is uncertain due, at least in part, to a change in the U.S. presidential administration and ongoing litigation challenging the Rebate Rule. Specifically, the new safe harbor provisions in the Rebate Rule affecting certain point-of-sale discounts and PBM service fees have been delayed from January 29, 2021 until March 22, 2021 pursuant to the January 20, 2021 White House memorandum, titled “Regulatory Freeze Pending Review,” which directed federal agencies to take steps to facilitate the incoming Biden administration’s review of regulatory actions by the Trump administration, including delaying the effective dates of certain regulations. In addition, litigation challenging the Rebate Rule has resulted in a delay of its provisions affecting the discount safe harbor from January 1, 2022 until January 1, 2023, and the litigants have agreed to hold the case in abeyance pending a review of the Rebate Rule by the Biden administration. We cannot predict the full impact of the Rebate Rule, if implemented, and subsequent related regulatory actions on our operations. As a general matter, however, any changes to the safe harbors may impact our future contractual and other arrangements with pharmacy benefit managers, group purchasing organizations, third-party payors, wholesalers and distributors, healthcare providers and prescribers, and other entities, as well as our future pricing strategies.
●	The Federal Civil False Claims Act—Imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to a federal health care program or knowingly making using or causing to be made or used a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,665 to $23,331 per false claim or statement for penalties assessed after June 19, 2020, with respect to violations occurring after November 2, 2015. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the federal civil False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There is also the federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious, or fraudulent claim to the federal government.
●	The Federal Criminal Statute on False Statements Relating to Health Care Matters—Makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services.
●	HIPAA Criminal Federal Health Care Fraud Statute—Enacted as part of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), makes it a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of any health care benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.
●	The Federal Civil Monetary Penalties Law—Authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.

●	HIPAA Health Information Privacy and Security—HIPAA, as amended by the federal Health Information Technology for Economic and Clinical Health Act (“HITECH”) imposes privacy, security, and breach reporting obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable protected health information, including, among other requirements, to implement certain policies and procedures, to support certain substantive rights of patients, mandatory contractual terms and technical safeguards to protect the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
●	The Federal Physician Payments Sunshine Act—Requires “applicable manufacturers” of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, among others, to track and report annually to the federal government (for disclosure to the public) certain payments and other transfers of value they make to “covered recipients.” The term covered recipients includes U.S.-licensed physicians, teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives. Failure to submit required information may result in civil monetary penalties.
●	The Federal Food, Drug and Cosmetic Act—A set of laws, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices.
●	Analogous State and Foreign Laws—There are state and foreign law equivalents of the above federal laws, such as the Anti-Kickback Statute and the False Claims Act, which may apply to items or services reimbursed by any third-party payor, including commercial insurers (i.e., so-called “all-payor anti-kickback laws”), as well as state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and, with respect to state laws, are often not pre-empted by HIPAA, thus requiring additional compliance efforts.
●	State and Foreign Laws Regulating Pharmaceutical Manufacturer Compliance Programs, Drug Price Transparency, and Other Practices—Some state and foreign laws require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation, or other remuneration to physicians and other healthcare providers. Several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

We expect that one or more of our products, if approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, including coverage for outpatient services and supplies, such as certain drug products, that are medically necessary to treat a beneficiary’s health condition. In addition, one or more of our products, if approved, may be covered and reimbursed under other federal health care programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services and pay quarterly rebates based on utilization of a manufacturer’s covered outpatient drugs under the program as a condition for states to receive federal matching funds for a manufacturer’s covered outpatient drugs furnished to Medicaid patients and in order for payment to be available for a manufacturer’s drugs under Medicare Part B. Pharmaceutical manufacturers are also required to participate in the 340B Drug Pricing Program in order for payment to be available for a manufacturer’s drugs under Medicaid and Medicare Part B. Under the 340B Drug Pricing Program, a manufacturer must charge to more than the 340B “ceiling price” for its covered outpatient drugs purchased by statutorily defined covered entities that participate in the program.

In addition, federal law requires that, in order for payment to be available for a manufacturer’s drugs under Medicaid and Medicare Part B, as well as to be purchased by certain federal agencies and grantees, it must also participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. To participate, manufacturers are required to enter into an FSS contract and other agreements with the VA for their covered drugs. Under these agreements, manufacturers must make their covered drugs available to the “Big Four” federal agencies— the VA, the Department of Defense (“DoD”), the Public Health Service (including the Indian Health Service), and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula. The FCP is based on a weighted average non-federal average manufacturer price, which manufacturers are required to report on a quarterly and annual basis to the VA. Further, pursuant to regulations issued by the DoD to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, manufacturers may enter into an agreement with the Defense Health Agency (DHA) under which they agree to honor “Big Four” pricing for their covered drugs when they are dispensed to TRICARE beneficiaries by TRICARE retail network pharmacies.

As part of the requirements to participate in these government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price, best price, average sales price, and non-federal average manufacturer price. The calculations can be complex and are often subject to interpretation by manufacturers, governmental or regulatory agencies and the courts. Governmental agencies may also make changes in program interpretations, requirements, or conditions of participation, some of which may have implications for amounts previously estimated or paid. Any failure to comply with these price reporting and rebate payment obligations, when applicable, could negatively impact our financial results. Civil monetary penalties can be applied if a manufacturer is found to have knowingly submitted any false price information to the government, if a manufacturer is found to have made a misrepresentation in the reporting of its average sales price, or if a manufacturer fails to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate a manufacturer’s Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for a manufacturer’s covered outpatient drugs and may provide a basis for other potential liability under other federal laws such as the False Claims Act.

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

U.S. healthcare reform

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our future collaborators, to effectively sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or our future collaborators, may receive for any approved drugs. For example, the Patient Protection and Affordable Care Act, as emended by the Health Care and Education Reconciliation Act (collectively, “PPACA”) has substantially changed and continues to impact healthcare financing and delivery by both government payors and private insurers. Among the PPACA provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain federal programs identified in the PPACA;
●	expansion of beneficiary eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expansion of the types of entities eligible for the 340B drug discount program;
●	establishment of the Medicare Part D coverage gap discount program that, as a condition for the manufacturers outpatient drugs to be covered under Medicare Part D, requires manufacturers to provide a now 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period;
●	establishment of the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
●	creation of the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	reporting of certain financial arrangements between manufacturers of drugs, biologics, devices, and medical supplies and physicians and teaching hospitals under the Physician Payments Sunshine Act; and
●	annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners.

The framework of the PPACA continues to evolve as a result of executive, legislative, regulatory, and administrative developments that have challenged the law and contribute to legal uncertainty that could affect the profitability of our products. While Congress has not enacted legislation to comprehensively repeal the PPACA, legislation affecting the PPACA has been signed into law, including the elimination, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” In December 2018, a federal district court in Texas ruled that the PPACA’s individual mandate, without the penalty that was eliminated effective January 1, 2019, was unconstitutional and could not be severed from the PPACA. As a result, the court ruled the remaining provisions of the PPACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the PPACA (i.e., whether the entire PPACA was therefore also unconstitutional). The Supreme Court of the United States granted certiorari on March 2, 2020 and conducted oral argument in November 2020. The case is expected to be decided in 2021.

Effective January 1, 2019, the Bipartisan Budget Act of 2018, among other things, further amended portions of the Social Security Act implemented as part of the PPACA to increase from 50% to 70% the point-of-sale discount that pharmaceutical manufacturers participating in the Coverage Gap Discount Program must provide to eligible Medicare Part D beneficiaries during the coverage gap phase of the Part D benefit, commonly referred to as the “donut hole,” and to reduce standard beneficiary cost sharing in the coverage gap from 30% to 25% in most Medicare Part D plans. In addition, the Further Consolidated Appropriations Act of 2020, signed into law December 20, 2019, fully repealed the PPACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans (for tax years beginning after December 31, 2019), the annual fee imposed on certain health insurance providers based on market share (for calendar year 2021), and the medical device excise tax on non-exempt medical devices (for sales after December 31, 2019). In the future, there may be additional challenges and/or amendments to the PPACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will remain in effect through 2030, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through March 31, 2021 due to the coronavirus pandemic, unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. Congress considered and passed legislation, and the Trump administration pursued several regulatory reforms to further increase transparency around prices and price increases, lower out-of-pocket costs for consumers, and decrease spending on prescription drugs by government programs. Congress also continued to conduct inquiries into the prescription drug industry’s pricing practices. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs. Since the Presidential inauguration, the Biden administration has taken several recent executive actions that signal changes in policy from the prior administration. For example, on January 20, 2021, the Biden administration directed all federal departments and agencies to consider taking steps to withdraw or delay certain regulations and guidance issued by the Trump administration that had not become effective as of January 20, 2021 to permit the Biden administration to review such actions for questions of fact, law, and policy. At the state level, legislatures are increasingly passing legislation and states are implementing regulations designed to control spending on and patient out-of-pocket costs for drug products. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.

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

Human Capital Resources and Employees

As of December 31, 2020, we had 17 full-time employees, of which 11 employees are directly engaged in research and development with the rest providing administrative, business and operations support. We also utilize outside consultants and independent contractors to supplement our full-time workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Our human capital resource objectives include, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. The principal purpose of our equity incentive plan is to attract, retain and motivate employees and directors through the granting of stock-based compensation awards.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below together with the information contained elsewhere in this Annual Report on Form 10-K, including Part II, Item 8 “Financial Statements and Supplementary Data” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report, including our financial statements and the related notes. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and our stockholders may lose all or part of their investment.

Risk Factor Summary

An investment in our securities is subject to various risks, the most significant of which are summarized below.

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders and restrict our operations or require us to relinquish rights to our product candidates.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of our lead product candidate, eprenetapopt, which is currently in multiple clinical trials. Our pivotal Phase 3 MDS trial failed to meet its predefined primary endpoint and our other clinical trials of eprenetapopt may not be successful. If we are unable to obtain approval for and commercialize eprenetapopt or experience significant delays in doing so, our business will be materially harmed.
●	We may find it difficult to enroll patients in our clinical trials given the relatively smaller patient population who have the diseases for which our product candidates are being developed. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	The reactivation of p53 is a novel and unproven therapeutic approach and our development of eprenetapopt may never lead to a marketable product.

●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	Clinical drug development is a lengthy and expensive process, with an uncertain outcome. If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs, experience delays in completing, or ultimately be unable to complete, the development of our product candidates or be unable to obtain marketing approval.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	The failure to obtain required regulatory clearances or approvals for any companion diagnostic tests that we may pursue may prevent or delay approval of any of our product candidates. Moreover, the commercial success of any of our product candidates that require a companion diagnostic will be tied to the receipt of any required regulatory clearances or approvals and the continued availability of such tests.
●	If we are required to in the future and if we are unable to successfully develop companion diagnostic tests for our product candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.
●	We may not be successful in our efforts to identify or discover additional potential product candidates.
●	If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.
●	Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	Our business and operations would suffer in the event of IT system failures, cybersecurity attacks, data breaches, or vulnerabilities in our or our third-party vendors’ information security program or defenses.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.
●	If the FDA or comparable foreign regulatory authorities approve generic versions of any of our product candidates that receive marketing approval, or such authorities do not grant our product candidates appropriate periods of data or market exclusivity before approving generic versions of our product candidates, the sales of our product candidates could be adversely affected.
●	Even if we obtain regulatory approval of any product candidate, the approved product may be subject to post-approval studies and will remain subject to ongoing regulatory requirements. If we fail to comply, or if concerns are identified in subsequent studies, our approval could be withdrawn, and our product sales could be suspended.
●	Even if we are able to commercialize any product candidate, such product candidate may become subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives, which could harm our business.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any drugs that we may develop. Our insurance policies may be inadequate and may potentially expose us to unrecoverable risk.

●	Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of our products, if any.
●	An epidemic or pandemic disease outbreak, including the 2019 novel coronavirus (COVID-19), could disrupt our business operations as well as the business or operations of our single third-party manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, or other third parties with whom we conduct business which may have a material adverse effect on our business, results of operations, financial condition and prospects.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.
●	We are currently dependent on a single third party manufacturer for the manufacture of the active pharmaceutical ingredient for eprenetapopt. This reliance on a single third party increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	Although we currently plan to retain all commercial rights to eprenetapopt and our product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of eprenetapopt and our other product candidates. If those collaborations are not successful, the development, marketing and/or commercialization of our product candidates that are the subject of such collaborations would be harmed.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for eprenetapopt or any other product candidates we develop or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize eprenetapopt or any product candidates we may develop, and our technology may be adversely affected.
●	Our proprietary position for eprenetapopt depends upon patents that consist of method-of-use and formulation patent claims, which may not prevent a competitor or other third party from using the same product candidate for another use or in another formulation.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.
●	If we do not obtain patent term extension or data exclusivity for any product candidates we may develop, our business may be materially harmed.
●	We may not be successful in obtaining, through acquisitions, in-licenses or otherwise, rights that may be necessary to our product candidates or other technologies.
●	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates and technology.
●	We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.
●	If we are sued for infringing, misappropriating or otherwise violating patents or other intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
●	We may not be able to protect our intellectual property rights with patents throughout the world.
●	Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
●	Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.
●	Intellectual property rights do not necessarily address all potential threats.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	We, or any future collaborators, may not be able to obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the European Commission from approving competing products.
●	Even if we, or any collaborators we may have in the future, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our product candidates could require substantial expenditure of resources and may limit how we, or they, manufacture and market our product candidates, which could materially impair our ability to generate revenue.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.
●	Any of our product candidates for which we, or our future collaborators, obtain marketing approval in the future will be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our product candidates following approval.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.
●	We may seek a breakthrough therapy designation for eprenetapopt or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.
●	A fast track designation by the FDA for eprenetapopt may not actually lead to a faster development or regulatory review or approval process.
●	We may seek priority review designation for eprenetapopt or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.
●	Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
●	Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.
●	Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

●	Any clinical trial programs we conduct or research collaborations we enter into in the European Economic Area (“EEA”)/UK may subject us to European data protection laws including, the EU General Data Protection Regulation 2016/679 (“GDPR”).

Risks related to employee matters and managing growth

●	Our future success depends on our ability to retain our Chairman and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Senior Vice President and Chief Scientific Officer, our Senior Vice President and Chief Medical Officer, Vice President of Business Development and other key executives and to attract, retain and motivate qualified personnel.
●	We expect to expand our development and regulatory capabilities and potentially our sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Risks related to tax matters

●	We have significant deferred tax assets, which may become devalued if we do not generate sufficient future taxable income, applicable corporate tax rates are reduced or if we experience an ownership change.
●	We may have taxable income as a result of the purging election we will make following the Holdco Reorganization.
●	We may be subject to current taxation on some of the income of our foreign subsidiaries even absent any cash distributions
●	Our foreign subsidiaries may directly become subject to U.S. federal income tax and be subject to a branch profits tax in the United States, which could reduce our after-tax returns and the value of our shares.
●	The ongoing effects of the 2017 Tax Cuts and Jobs Act and GILTI could make our results difficult to predict.
●	Changes in U.S. federal income tax law and other jurisdictions could materially adversely affect an investment in our common shares.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders will exert significant control over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
●	If securities analysts do not or do not continue to publish research or reports about our business or if they publish negative evaluations of our business, the price of our stock could decline.
●	The price of our common stock has been and may continue to be volatile and fluctuate substantially.
●	We could be subject to securities class action litigation.
●	We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies may make our common stock less attractive to investors.
●	We continue to incur increased costs as a result of operating as a public company as we become subject to additional laws, regulations and listing exchange standards, and our management will continue to be required to devote substantial time to new compliance initiatives.
●	Because we do not anticipate paying any cash dividends on our common stock for the foreseeable future, capital appreciation, if any, of our common stock may be investors’ sole source of gain.
●	Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $53.5 million, $28.1 million, and $15.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our accumulated deficit was 144.0 million as of December 31, 2020. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. Our lead product candidate, eprenetapopt or APR-246, and our second product candidate APR-548 are in clinical development, and our other product candidates are in preclinical research. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We are an early-stage company. Aprea Therapeutics AB, or Aprea AB, was originally incorporated in 2002 and commenced operations in 2006. We were incorporated in May 2019. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our lead product candidate, eprenetapopt, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. Our lead product candidate, eprenetapopt and our second product candidate APR-548 are in clinical development, and our other product candidates are in preclinical research. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale drug products, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We believe that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our lead product candidate, eprenetapopt, which is currently in multiple clinical trials. Our pivotal Phase 3 MDS trial failed to meet its predefined primary endpoint and our other clinical trials of eprenetapopt may not be successful. If we are unable to obtain approval for and commercialize eprenetapopt or experience significant delays in doing so, our business will be materially harmed.

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

Eprenetapopt will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote eprenetapopt, or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. In December 2020, we announced that our pivotal Phase 3 MDS trial failed to meet its predefined primary endpoint of complete remission (CR) rate.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question;
●	patients’ and clinicians’ perceived risks and benefits of the product candidate under study;
●	competing clinical trials;
●	efforts to facilitate timely enrollment in clinical trials;
●	physicians’ attitudes and practices with respect to clinical trial enrollment;
●	the ability to monitor patients adequately during and after treatment, including as a result of the impact of COVID-19 ;
●	proximity and availability of clinical trial sites for prospective patients; and
●	continued enrollment of prospective patients by clinical trial sites.

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

We are developing eprenetapopt for its ability to reactivate the tumor suppressor protein p53, the protein product of the TP53 gene and the most commonly mutated gene in cancer. We are also developing a next-generation p53 reactivator, APR-548, initially for potential use in multiple hematologic malignancy indications. We believe that mutant p53 is an attractive target for novel cancer therapy due to the high incidence of p53 mutations across a range of cancer types and the universally inferior prognosis for cancer patients with mutated p53. However, to our knowledge, no one has advanced a product candidate with this mechanism of action into clinical development. The scientific evidence to support the feasibility of developing these product candidates is both preliminary and limited. For instance, even though eprenetapopt has shown promising results in preclinical studies and early-stage clinical trials, we may not succeed in demonstrating safety and efficacy of eprenetapopt in larger-scale clinical trials. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Advancing eprenetapopt as a novel product to reactivate p53 creates significant challenges for us, including:

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

In general, our clinical trials of eprenetapopt include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of eprenetapopt and our other product candidates will include similar patients with deteriorating health. Multiple patients in our trials have experienced adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness, fatigue, and neutropenia. Some patients in our trials have experienced serious adverse events. The most common serious adverse events include febrile neutropenia, pneumonia, sepsis, and pyrexia.

Some patients have died during their participation in the clinical trials for eprenetapopt and some of these deaths have been reported by an investigator as possibly related to eprenetapopt or the combination of eprenetapopt with other treatment agents. We believe that the deaths with any relation to eprenetapopt may have been caused by the underlying disease, other comorbidities from which such patient was suffering or the other co-administered treatments. Any deaths occurring in our clinical trials, whether related to our product candidate or not, could affect perceptions relating to our product candidate.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in treating specific conditions in order to obtain marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our ongoing clinical trials of eprenetapopt, do not necessarily predict final results. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory authorization to commence a trial;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining institutional review board or ethics committee approval at each clinical trial site;
●	recruiting suitable patients to participate in a trial;
●	the impact of COVID-19 on patient screening, patient enrollment, and follow-up;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;

●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	manufacturing sufficient quantities of product candidate for use in clinical trials and ensuring clinical trial material is provided to clinical sites in a timely manner; or
●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors, including our CROs, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	we, our investigators, or any of the overseeing IRBs or ethics committees might decide to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	any future collaborators that conduct clinical trials may face any of the above issues and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

We are developing our lead product candidate, eprenetapopt, and APR-548 to reactivate p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development for the treatment of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of molecules in development that also are being explored for p53 upregulation / activation in various stages of clinical development being tested by Actavalon, Inc., CDG Therapeutics, Inc., Cotinga Pharmaceuticals, Inc., Innovation Pharmaceuticals, Inc., MedVax Technologies, Inc., PMV Pharmaceuticals, Inc., and Senhwa Biosciences, Inc., among others. We are also aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F-Hoffman La Roche Ltd and Hoffman La Roche Inc., or collectively Roche, Amgen Inc., Novartis AG, Kartos Therapeutics, Inc., Aileron Therapeutics and Daiichi Sankyo Co., Ltd. (out-licensed worldwide rights to Rain Therapeutics, Inc.), including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents. If eprenetapopt or APR-548 were to be approved for the indications for which we currently have ongoing clinical trials, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs that act through the reactivation of p53.

Our business and operations would suffer in the event of IT system failures, cybersecurity attacks, data breaches, or vulnerabilities in our or our third-party vendors’ information security program or defenses.

Our business relies upon information technology systems operated by us and by our third party service providers. These systems may fail or experience operational disruption, experience cybersecurity attacks, or be damaged by computer viruses and unauthorized access. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have developed, and continue to mature our policies and procedures to ensure the security and integrity of our information technology systems and confidential and proprietary information. If we do not continue to mature our policies and procedures or those policies and procedures are insufficient to ensure the protection of our information technology systems and confidential and proprietary information, we may be vulnerable to security breaches or disruptions and system breakdowns or other damage or interruptions, and face legal and reputational risk. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to or store our confidential information. While we endeavor to select providers with reasonable and industry standard information security programs, we are reliant on these third-party vendors’ commitments regarding their information technology systems and o cybersecurity programs. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed. While we have not, to our knowledge, experienced any material IT system failures or cybersecurity attacks to date, we frequently must defend against and respond to cybersecurity incidents and attacks and cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, compromises of personal information or confidential commercial information, other operationally significant breaches in our systems or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, business operations, a breach of sensitive personal information or a loss or corruption of critical data assets including trade secrets or other proprietary information. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such IT system failures, cybersecurity attacks or vulnerabilities to our or our third-party vendors’ information security programs or defenses could result in legal liability, reputational damage, business interruption, and our competitive position could be harmed and the further development and commercialization of our products or any future products could be delayed or disrupted. Moreover, containing and remediating any IT system failure, cybersecurity attack or vulnerability may require significant investment of resources. Furthermore, significant security breaches or disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us.

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

An epidemic or pandemic disease outbreak, including the 2019 novel coronavirus (COVID-19), could severely disrupt our operations or the operations of third parties that we depend on, including our single third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, supply chain disruptions due to response to COVID-19 or otherwise could have a material adverse effect on the availability or cost of materials for the active pharmaceutical ingredient, or API for eprenetapopt. Quarantines, restrictions or bans in travel into and within the countries in which we operate, our manufacturer produces the API for eprenetapopt or where we conduct our clinical trials could impede, delay, limit or prevent the production or delivery or release of our product candidates to our trial sites, and trial investigators, patients or other critical staff could be restricted from traveling to our trial sites. In addition, some of our clinical sites could slow or cease patient recruitment, patient treatment and/or access to patient data. We had observed a temporary decrease in both patient screening and patient enrollment in 2020 as a result of the COVID-19 pandemic and such decreases may reoccur in the future. Additionally, we and our employees are taking steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business, operations and internal controls. Any or all of these factors could impede, delay, limit or prevent completion of our ongoing clinical trials, or require changes to our ongoing clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business, results of operations, financial conditions and prospects.

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

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-

party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. If we are unable to successfully obtain rights to third-party intellectual property that may be necessary, we may have to abandon development of such program and our business, results of operations, financial condition and prospects could suffer.

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

The U.K. having left the EU, the TCA and the Northern Ireland Protocol is likely to continue to affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets. These effects could have an adverse effect on our business, investments, and future operations in Europe. There is a risk that trade between U.K. and EU businesses will be materially adversely affected, particularly in relation to highly regulated products such as pharmaceuticals and products of animal-origin, due to the additional regulatory burdens being imposed on exporters/importers which may affect the availability of these products.

The consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. having left the EU will have.

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

For example, in the United States, the FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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

In the United States, the pharmaceutical industry has been a particular focus of efforts to reform the healthcare system and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”) which contains provisions that may potentially affect the profitability of our products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs, and expansion of the entities eligible for discounts under the 340B pricing program, that the framework of the PPACA continues to evolve as a result of executive, legislative, regulatory and administrative developments that have challenged the law and contribute to legal uncertainty that could affect the profitability of our products. While Congress has not enacted legislation to comprehensively repeal the PPACA, legislation affecting the implementation of certain provisions of the PPACA has been signed into law, including the elimination, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” In December 2018, a federal district court in Texas ruled the individual mandate, without the penalty that was eliminated effective January 1, 2019, was unconstitutional and could not be severed from the PPACA. As a result, the court ruled the remaining provisions of the PPACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the PPACA (i.e. whether the entire PPACA was therefore also unconstitutional). The Supreme Court of the United States granted certiorari on March 2, 2020 and conducted oral argument in November 2020. The case is expected to be decided in 2021.

Effective January 1, 2019, the Bipartisan Budget Act of 2018, among other things, further amended portions of the Social Security Act implemented as part of the PPACA to increase from 50% to 70% the point-of-sale discount that pharmaceutical manufacturers participating in the Coverage Gap Discount Program must provide to eligible Medicare Part D beneficiaries during the coverage gap phase of the Part D benefit, commonly referred to as the “donut hole,” and to reduce standard beneficiary cost sharing in the coverage gap from 30% to 25% in most Medicare Part D plans. In addition, the Further Consolidated Appropriations Act of 2020, signed into law December 20, 2019, fully repealed the PPACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans (for tax years beginning after December 31, 2019); the annual fee imposed on certain health insurance providers based on market share (for calendar year 2021), and the medical device excise tax on non-exempt medical devices (for sales after December 31, 2019). In the future, there may be additional challenges and/or amendments to the PPACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions in Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislation, will continue through 2030, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through March 31, 2021 due to the coronavirus pandemic, unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012, among other changes, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. Congress has considered and passed legislation, and the Trump administration pursued several regulatory reforms to further increase transparency around prices and price increases, lower out-of-pocket costs for consumers, and decrease spending on prescription drugs by government programs. Congress has also continued to conduct inquiries into the prescription drug industry’s pricing practices. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the new Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs. Since the Presidential inauguration, the Biden administration has taken several recent executive actions that signal changes in policy from the prior administration. For example, on January 20, 2021, the Biden administration directed all federal departments and agencies to consider taking steps to withdraw or delay certain regulations and guidance issued by the Trump administration that had not become effective as of January 20, 2021 to permit the Biden administration to review such actions for questions of fact, law, and policy. At the state level, legislatures are increasingly passing legislation and states are implementing regulations designed to control spending on, and patient out-of-pocket costs for, drug products. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.

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

Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payors, our relationships with healthcare providers, physicians and third-party payors will subject us to healthcare statutory and regulatory requirements and enforcement by the U.S. federal government and the states and foreign governments in which we conduct our business. Our future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable U.S. federal and state healthcare laws and regulations include, without limitation, the following:

●	The Federal Anti-Kickback Statute—An intent-based federal criminal statute that prohibits, among other things, any person from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made, in whole or in part, by a federal health care program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The PPACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute to clarify that a person or entity need not have actual knowledge of this statute or specific intent to violate it. The Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry practices from prosecution, the exceptions and safe harbors are narrowly drawn, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. The Anti-Kickback Statute safe harbors have been the subject of recent regulatory reforms. On November 20, 2020, the U.S. Department of Health and Human Services Office of Inspector General issued two regulations finalizing significant safe harbor modifications. The first rule finalized new safe harbors and modified existing safe harbors to promote certain value-based and coordinated care arrangements and reduce regulatory burden, which became effective January 19, 2021. The second rule (the “Rebate Rule”) created new safe harbor protection for certain (i) point-of-sale discounts from pharmaceutical manufacturers to Medicare Part D plans, Medicaid managed care organizations, and their contracted pharmacy benefit managers (“PBMs”), and (ii) fees for certain services that PBMs provide to pharmaceutical manufacturers. In addition, the Rebate Rule revised the discount safe harbor to exclude from protection price reductions (e.g., rebates) for pharmaceutical products from manufacturers to Part D plans when made directly or indirectly through a PBM. Implementation of the Rebate Rule is uncertain due, at least in part, to a change in the U.S. presidential administration and ongoing litigation challenging the Rebate Rule. Specifically, the new safe harbor provisions in the Rebate Rule affecting certain point-of-sale discounts and PBM service fees have been delayed from January 29, 2021 until March 22, 2021 pursuant to the January 20, 2021 White House memorandum, titled “Regulatory Freeze Pending Review,” which directed federal agencies to take steps to facilitate the incoming Biden administration’s review of regulatory actions by the Trump administration, including delaying the effective dates of certain regulations. In addition, litigation challenging the Rebate Rule has resulted in a delay of its provisions affecting the discount safe harbor from January 1, 2022 until January 1, 2023, and the litigants have agreed to hold the case in abeyance pending a review of the Rebate Rule by the Biden administration. We cannot predict the full impact of the Rebate Rule, if implemented, and subsequent related regulatory actions on our operations. As a general matter, however, any changes to the safe harbors may impact our future contractual and other arrangements with pharmacy benefit managers, group purchasing organizations, third-party payors, wholesalers and distributors, healthcare providers and prescribers, and other entities, as well as our future pricing strategies.
●	The Federal Civil False Claims Act—Imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to a federal healthcare program or knowingly making using or causing to be made or used a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,665 to $23,331 per false claim or statement for penalties assessed after June 19, 2020, with respect to violations occurring after November 2, 2015. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the federal civil False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There is also the federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.
●	The Federal Criminal Statute on False Statements Relating to HealthCare Matters—Makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services.
●	Federal Criminal Healthcare Fraud Statute—Enacted as part of the Health Insurance Portability and Accountability Act of 1996, makes it a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defend any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.
●	The Federal Civil Monetary Penalties Law—Authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.
●	HIPAA Health Information Privacy and Security—The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, or collectively, HIPAA, imposes privacy, security, and breach reporting obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable protected health information, including, among other requirements, to implement certain policies and procedures, to support certain substantive rights of patients, mandatory contractual terms and technical safeguards to protect the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information.

HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
●	The Federal Physician Payments Sunshine Act—Requires “applicable manufacturers” of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, among others, to track and report annually to the federal government (for disclosure to the public) certain payments and other transfers of value they make to “covered recipients.” The term covered recipients includes U.S.-licensed physicians, teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives. Failure to submit required information may result in civil monetary penalties.
●	The Federal Food, Drug, and Cosmetic Act—Prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices.
●	Analogous State and Foreign Laws—There are state and foreign law equivalents of the above federal laws, such as the Anti-Kickback Statute and the False Claims Act, which may apply to items or services reimbursed by any third-party payor, including commercial insurers (i.e., so-called “all-payor anti-kickback laws”). Similarly, there are state and foreign laws that govern the privacy and security of health information, biometric information or more general personally identifiable information, including state health information privacy laws, data breach notification laws, marketing privacy laws, and certain comprehensive privacy legislation such as the new California Consumer Privacy Act which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and, with respect to state laws, are often not pre-empted by HIPAA, or govern data that we may have that is outside the scope of HIPAA, thus requiring additional compliance efforts. These privacy and data protection laws are also evolving, requiring continual evaluation and investment in compliance programs.
●	State and Foreign Laws Regulating Pharmaceutical Manufacturer Compliance Programs, Drug Price Transparency, and Other Practices—Some state and foreign laws require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation, or other remuneration to physicians and other healthcare providers. Several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, including the development of policies and procedures to protect our information technology systems and confidential and proprietary information, there is no guarantee we can protect our data from data security incidents, and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee or vendor error, malfeasance or other malicious or inadvertent disruptions from internal or external threats. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and notice may need to be made to the media or other data protection regulators. Such incidents, and the publicity they may generate, could harm our reputation and our ability to compete. Unauthorized access, loss or dissemination could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, process claims and appeals, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business.

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

Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Moreover, privacy and cybersecurity laws and regulations are evolving, and may continue to add additional compliance costs and legal risks. For example, the California legislature passed the California Consumer Protection Act (CCPA), which came into effect January 1, 2020. The CCPA requires companies doing business in California to disclose information regarding the collection, use and sharing of a consumer’s personal data, and comply with certain qualified privacy rights requests, including rights to request deletion of or to stop the sale of their personal information. While the CCPA includes certain exemptions for data protected by HIPAA or in certain research contexts, the law covers a wide range of data we my process in other contexts. The CCPA also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance and enforcement actions from the California Attorney General. Additionally, a new California ballot initiative, the California Privacy Rights Act (CPRA), passed in November 2020. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar provisions are reflected in another new state law, the Virginia Consumer Data Protection Act, which was signed into law in March 2021. As these new laws pass and come into effect, including the potential for potentially conflicting requirements that may make compliance challenging, additional compliance investment and potential business process changes may be required.

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

Any clinical trial programs we conduct or research collaborations we enter into in the European Economic Area (“EEA”)/UK may subject us to European data protection laws including, the EU General Data Protection Regulation 2016/679 (the “EU GDPR”), the UK Data Protection Act 2018 and the UK General Data Protection Regulation, (together the “GDPR”).

We are subject to the GDPR (as implemented by countries in Europe), which applies extra-territorially and implements stringent operational requirements on controllers (e.g., sponsors) and processors (e.g., CROs, laboratories) of personal data, including, for example, high standards for obtaining valid consent from individuals to process their personal data (where consent is the legal ground relied upon), the requirements to provide detailed disclosures to individuals, short timelines for personal data breach notifications to data protection authorities, limitations on retention of personal data, additional considerations where processing health data and other “special categories of personal data” and specific obligations where third-party processors are engaged. The GDPR also prohibits the international transfer of personal data from the EEA/UK to countries outside of the EEA/UK unless made to a country deemed to have adequate data privacy laws by the European Commission / UK Government (as applicable) or a data transfer mechanism has been put in place. Until recently, one such data transfer mechanism was the EU-US Privacy Shield. However, in July 2020 the Court of Justice of the European Union (“CJEU”) declared the Privacy Shield to be invalid. The CJEU upheld the validity of the standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data but companies relying on SCCs will – subject to additional guidance from regulators in the EEA/UK – need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. In turn, the findings of the CJEU will have significant implications for cross-border data flows.

Further, the EU GDPR provides that EU Member States may establish their own laws and regulations further restricting the processing of genetic data, biometric data, health data and other personal data, which could limit our ability to use and share such personal data or could cause our costs to increase. The GDPR imposes onerous accountability obligations requiring controllers and processors to maintain a record of their data processing activities and policies and procedures to demonstrate compliance with the GDPR. The GDPR also grants certain privacy rights to individuals (e.g., the right to access or erase their personal data). While we have established some data protection policies and have a maturing compliance program, additional resources will be needed to fully comply with the GDPR, including for evolving regulatory guidance. If our or our vendors’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to stop or change the way we use personal data and/or fines of up to 20 million Euros / £18 million, or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims for financial or non-financial loss by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices.

Risks related to employee matters and managing growth

Our future success depends on our ability to retain our Chairman and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Senior Vice President and Chief Scientific Officer, our Senior Vice President and Chief Medical Officer, Vice President of Business Development and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Christian S. Schade, our Chairman and Chief Executive Officer, Scott M. Coiante, our Senior Vice President and Chief Financial Officer, Lars Abrahmsen, Ph.D., our Senior Vice President and Chief Scientific Officer, Eyal C. Attar, M.D., our Senior Vice President and Chief Medical Officer, and Gregory A. Korbel, Ph.D., our Vice President of Business Development, as well as the other principal members of scientific team. Our agreements with Mr. Schade, Mr. Coiante, Dr. Abrahmsen, Dr. Attar and Dr. Korbel do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. However, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Our total gross deferred tax assets as of December 31, 2020 were $33.5 million. Of that amount, $24.2 million relates to gross deferred tax assets in Aprea AB. Our anticipated activities are also expected to result in future significant net operating losses in the United States and Sweden resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $33.5 million on our net deferred tax assets as of December 31, 2020, because, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Sweden or the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

We may have taxable income as a result of the purging election we will make following the Holdco Reorganization\

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

As of December 31, 2020, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 44.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020, we have outstanding 21,186,827 shares of common stock.

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

As of March 16, 2021, we had 28 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

None.

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

To date, we have used approximately $1.9 million of the net proceeds from our IPO. There has been no material change in the planned use of proceeds from our IPO, as described in our final prospectus filed with the SEC on October 4, 2019 pursuant to Rule 424(b) under the Securities Act.

Repurchases of equity securities by the issuer

None.

Item 6. Selected Financial Data

Not applicable – please see Item 8 Financial Statements and Supplementary Data

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

Our lead product candidate, APR-246, or eprenetapopt, is a small molecule p53 reactivator that is in clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. Eprenetapopt has received orphan drug, fast track and breakthrough therapy designations from the FDA for MDS, fast track designation from the FDA for AML and orphan drug designation from the European Commission for MDS and AML, and we believe eprenetapopt will be a first-in-class therapy if approved by applicable regulators. In June 2020, we completed full enrollment of 154 patients in a pivotal Phase 3 trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS. The pivotal Phase 3 trial is supported by data from two Phase 1b/2 investigator initiated trials, one in the U.S. and one in France, testing eprenetapopt with azacitidine as frontline treatment in TP53 mutant MDS and AML patients. The complete data sets from the U.S. and French Phase 1b/2 trials were published in The Journal of Clinical Oncology in January 2021 and February 2021, respectively. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Analysis of the primary endpoint at this data cut demonstrated a higher CR rate in the experimental arm receiving eprenetapopt with azacitidine versus the control arm receiving azacitidine alone, but did not reach statistical significance.

We are conducting, supporting and planning multiple clinical trials of eprenetapopt:

●	Phase 2 MDS/AML Post-Transplant Trial -- We have completed enrollment of 33 patients in a single-arm, open-label Phase 2 trial evaluating eprenetapopt with azacitidine as post-transplant maintenance therapy in TP53 mutant MDS and AML patients who have received an allogeneic stem cell transplant. We anticipate initial results from the primary endpoint of relapse-free survival at 12 months in the second quarter of 2021.
●	Phase 1/2 AML Trial -- We are currently enrolling a Phase 1/2 clinical trial evaluating the safety, tolerability, and preliminary efficacy of eprenetapopt therapy in TP53 mutant AML patients. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine, and no dose-limiting toxicities were observed in 12 patients receiving either regimen. Based on these results, we have expanded the trial to treat 33 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine. In the 19 frontline AML patients who are evaluable for efficacy with the triplet regimen, we have observed a 63% CR + CRi composite response rate and a 31% CR rate. We anticipate completion of enrollment in the triplet regimen expansion cohort during the second quarter of 2021 and availability of preliminary response rate data from the cohort also in the second quarter of 2021.
●	Phase 1 NHL Trial -- We are currently enrolling a Phase 1 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies. The first patient was enrolled in the first quarter of 2021. We are also planning to evaluate the combination of eprenetapopt with venetoclax in relapsed/refractory mantle cell lymphoma.

●	Phase 1/2 Solid Tumor Trial – We are currently enrolling a Phase 1/2 clinical trial in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy. The dose-escalation phase of the trial enrolled 6 patients with advanced solid tumors and no dose-limiting toxicities were observed. Based on these results, we are enrolling expansion cohorts for patients with advanced gastric, bladder and non-small cell lung cancers and have currently enrolled 8 patients across these expansion arms.

Our second product candidate, APR-548, is a next generation p53 reactivator that is being developed in an oral dosage form. We have planned a Phase 1 dose-escalation clinical trial evaluating safety, tolerability and preliminary efficacy of APR-548 with azacitidine in frontline and relapsed/refractory MDS patients. We anticipate the first patient to be enrolled early in the second quarter of 2021.

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

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through December 31, 2020, we had received net proceeds of approximately $223.9 million from our sales of preferred and common stock.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $53.5 million, $28.1 million and $15.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $144.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

●	conduct our current and future clinical trials and additional preclinical research of eprenetapopt;
●	initiate and continue research and preclinical and clinical development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;

●	hire and retain additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company.

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

As of December 31, 2020, we had cash and cash equivalents of $89.0 million. We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the year ended December 31, 2020, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

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

We are currently conducting multiple clinical trials of eprenetapopt: a Phase 3 trial in the United States for the treatment of TP53 mutant MDS with azacitidine, Phase 1b/2 trials in the United States and France for the treatment of TP53 mutant MDS and AML with azacitidine, a Phase 2 trial of post-transplant maintenance therapy with azacitidine in TP53 mutant MDS and AML, a Phase 1b/2 trial for the treatment of TP53 mutant AML with venetoclax and azacitidine and a Phase 1/2 solid tumor trial assessing eprenetapopt with anti-PD-1 therapy and a Phase 1/2 trial for the treatment of TP53 mutant relapsed/refractory CLL with venetoclax and rituximab or with ibrutinib. We are currently conducting a Phase 1 trial of APR-548 with azacitidine in TP53 mutant frontline and relapsed/refractory MDS. At this time, we cannot reasonably estimate the cost for initiating and completing other clinical trials or preclinical studies of eprenetapopt or other product candidates, as it will be highly dependent on the clinical data from ongoing clinical trials as well as any target disease subpopulations chosen for further evaluation.

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

Income taxes

We have not recorded any U.S. federal, state or foreign income tax expense or benefits for the net losses we have incurred in any year, due to our uncertainty of realizing a benefit from those items. We have provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2020, we had $118.0 million, $28.9 million, and $28.6 million of foreign, federal and state net operating loss carryforwards, respectively, that expire at various dates through 2036. Certain of these foreign, federal and state net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization amounts.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses at each balance sheet. This process involves reviewing open contract and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-

determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

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

Results of operations

Comparison of the years ended December 31, 2020 and 2019

	Years ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$37,879,325	$20,950,672	$16,928,653
General and administrative	14,931,887	8,593,626	6,338,261
Total operating expenses	52,811,212	29,544,298	23,266,914
Other income (expense):
Interest income	222,652	156,351	66,301
Foreign currency (loss) gain	(890,252)	1,328,140	(2,218,392)
Total other income (expense)	(667,600)	1,484,491	(2,152,091)
Net loss	$(53,478,812)	$(28,059,807)	$(25,419,005)

Research and development expenses

	Years ended December 31,
	2020	2019	Change
Eprenetapopt (APR-246)	$28,519,258	$15,937,442	$12,581,816
Other early-stage development programs	2,515,946	1,829,776	686,170
Unallocated research and development expenses	6,844,121	3,183,454	3,660,667
Total research and development expenses	$37,879,325	$20,950,672	$16,928,653

Research and development expenses for the year ended December 31, 2020 were $37.9 million, compared to $21.0 million for the year ended December 31, 2019. The increase of $16.9 million was primarily due to the continued development of our lead product candidate eprenetapopt as follows:

●	an increase of $6.1 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020. The $6.1 million increase included $3.5 million related to the development of an in vitro companion diagnostic test for eprenetapopt. The agreement for the development of an in vitro diagnostic test was terminated in December 2020;

●	an increase of $1.6 million related to our Phase 1/2 clinical trial evaluating the safety, tolerability, and preliminary efficacy of eprenetapopt therapy in TP53 mutant AML patients.
●	an increase of $1.6 million related to our Phase 2 post-transplant MDS/AML clinical trial;
●	an increase of $1.6 million related to our Phase 1/2 clinical trial in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy which enrolled its first patient in Q3 2020;
●	an increase of $1.0 million related to the development of a Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies;
●	an increase of $1.0 million in manufacturing expenses related to the scale-up for the anticipated commercial production of eprenetapopt.
●	an increase of $2.1 million in regulatory expenses primarily related to the preparation of a New Drug Application (NDA) for eprenetapopt.
●	an increase of $1.0 million in pre-clinical expenses associated with increased activity.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2020 were $14.9 million, compared to $8.6 million for the year ended December 31, 2019. The increase of $6.3 million was primarily related to increases of $2.5 million in insurance expense, $2.0 million in commercial development expense, $1.5 million in non-cash stock-based compensation expense and $0.9 million in personnel expense offset, in part, by a decrease of $0.7 million in legal and consulting fees. The increase in non-cash stock-based compensation expense was primarily related to stock option grants made in October 2019 in connection with our IPO and in March 2020 in connection with the Company’s annual compensation review. The increase in insurance expense was primarily related to costs associated with being a public company and commercial development expense relates to the initiation of certain pre-commercialization activities, such as market research and brand building. The decrease in legal and consulting fees is related to costs incurred in connection with preparations for our IPO which was completed in October 2019. No such costs were incurred in 2020.

Other income and expense

Foreign currency loss for the year ended December 31, 2020 was $0.9 million compared to a foreign currency gain of $1.3 million for the year ended December 31, 2019. The decrease of $2.4 million was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the year ended December 31, 2020. Interest income for the year ended December 31, 2020 consisted primarily of interest earned on our cash and cash equivalents.

Comparison of the years ended December 31, 2019 and 2018

	Years ended December 31,
	2019	2018	Change
Operating expenses:
Research and development	$20,950,672	$14,194,732	$6,755,940
General and administrative	8,593,626	2,294,671	6,298,955
Total operating expenses	29,544,298	16,489,403	13,054,895
Other income (expense):
Interest income (expense)	156,351	(182)	156,533
Foreign currency gain	1,328,140	961,316	366,824
Total other income (expense)	1,484,491	961,134	523,357
Net loss	$(28,059,807)	$(15,528,269)	$(12,531,538)

Research and development expenses

	Years ended December 31,
	2019	2018	Change
Eprenetapopt (APR-246)	$15,937,442	$10,957,970	$4,979,472
Other early-stage development programs	1,829,776	656,692	1,173,084
Unallocated research and development expenses	3,183,454	2,580,070	603,384
Total research and development expenses	$20,950,672	$14,194,732	$6,755,940

Research and development expenses for the year ended December 31, 2019 were $21.0 million, compared to $14.2 million for the year ended December 31, 2018. The increase of $6.8 million was primarily related to the advancement of our clinical product candidate eprenetapopt. In the first quarter of 2019 we commenced a pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which is supported by two ongoing Phase 1b/2 investigator-initiated trials, one in the U.S. and one in France, testing eprenetapopt with azacitidine as frontline treatment in TP53 mutant MDS and AML patients.

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

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through December 31, 2020, we had received net proceeds of $223.9 million from our sales of preferred and common stock. As of December 31, 2020, we had cash and cash equivalents of $89.0 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Years ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$(41,802,672)	$(26,708,707)	$(15,250,234)
Investing activities	(25,709)	(30,901)	(3,702)
Financing activities	150,949	92,575,538	56,366,742
Net (decrease) increase in cash and cash equivalents	$(41,677,432)	$65,835,930	$41,112,806

Operating activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $41.8 million for the year ended December 31, 2020 compared to $26.7 million for the year ended December 31, 2019. The increase in cash used in operating activities of $15.1 million was primarily attributable to an increase in our net loss of $25.4 million, resulting from both increased research and development expenses and increased general and administrative expenses discussed previously partially offset by an increase in non-cash stock-based compensation of $3.6 million as well as a net increase in operating assets and liabilities of $4.4 million.

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

Investing activities

Cash used in investing activities for the years ended December 31, 2020, 2019 and 2018 was $25,709, $30,901 and $3,702, respectively. Cash used in investing activities for these years represented the acquisition and property and equipment

We expect that investing activities will increase over the next several years.

Financing activities

Net cash provided by financing activities was $0.1 million for the year ended December 31, 2020 compared to $92.6 million for the year ended December 31, 2019. The decrease in cash provided by financing activities was primarily attributable to net proceeds of $86.9 million received from our IPO which was completed in October 2019 and net proceeds of $5.6 million from the issuance of Series C convertible preferred stock in February 2019. Cash provided by financing activities for the year ended December 31, 2020 represented proceeds received from the exercise of stock options.

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

●	conduct our current and future clinical trials and additional preclinical research of eprenetapopt;
●	decide to continue with the development of an in vitro companion diagnostic test for eprenetapopt;
●	initiate and continue research and preclinical and clinical development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company; and
●	continue to operate as a public company.

As of December 31, 2020, we had cash and cash equivalents of $89.0 million. We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations at December 31, 2020:

	Payments due by period
		Less than			More than
	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
Operating leases(1)	$343,112	$270,816	$72,296	$—	$—
Total	$343,112	$270,816	$72,296	$—	$—

(1)	Represents minimum payments due for our lease of office space in Boston, Massachusetts under an operating lease agreement that, as amended, expires in 2021 and our lease of office and laboratory space in Solna, Sweden under an operating lease agreement that expires in June 2022.

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

Shelf Registration Statement

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market offering program for the sale of up to $50.0 million of shares of our common stock.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements which discusses new accounting pronouncements

Item 7A. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of December 31, 2020, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Item 8. Financial Statements and Supplementary Data

Aprea Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aprea Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aprea Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aprea Therapeutics AB

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aprea Therapeutics AB (the Company) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' deficit and cash flows for the year in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young AB

We served as the Company's auditor from 2015 to 2019.

Stockholm, Sweden
August 20, 2019,

Except for the stock split as to which the date is September 27, 2019.

Aprea Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$89,017,686	$130,088,869
Prepaid expenses and other current assets	3,399,019	2,955,878
Total current assets	92,416,705	133,044,747
Property and equipment, net	38,515	41,639
Right of use lease asset	320,616	521,392
Other noncurrent assets	29,383	107
Total assets	$92,805,219	$133,607,885
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,503,619	$2,176,852
Accrued expenses	10,571,237	6,642,553
Lease liability—current	256,309	242,329
Total current liabilities	15,331,165	9,061,734
Lease liability—noncurrent	78,847	302,621
Total liabilities	15,410,012	9,364,355
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,186,827 and 21,022,752 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	21,187	21,023
Additional paid-in capital	231,418,356	226,284,548
Accumulated other comprehensive loss	(10,037,261)	(11,533,778)
Accumulated deficit	(144,007,075)	(90,528,263)
Total stockholders’ equity	77,395,207	124,243,530
Total liabilities and stockholders' equity	$92,805,219	$133,607,885

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$37,879,325	$20,950,672	$14,194,732
General and administrative	14,931,887	8,593,626	2,294,671
Total operating expenses	52,811,212	29,544,298	16,489,403
Other income (expense):
Interest income (expense)	222,652	156,351	(182)
Foreign currency (loss) gain	(890,252)	1,328,140	961,316
Total other (expense) income	(667,600)	1,484,491	961,134
Net loss	$(53,478,812)	$(28,059,807)	$(15,528,269)
Other comprehensive loss:
Foreign currency translation	1,496,517	(2,772,453)	(473,919)
Total comprehensive loss	$(51,982,295)	$(30,832,260)	$(16,002,188)
Net loss per share attributable to common stockholders, basic and diluted	$(2.53)	$(4.67)	$(13.45)
Weighted-average common shares outstanding, basic and diluted	21,133,651	6,002,486	1,154,368

See accompanying notes to consolidated financial statements

Aprea Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Convertible preferred stock								Additional	Accumulated other		Total stockholders’
	Series A		Series B		Series C		Common Stock		Paid‑in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	(deficit)
Balance at January 1, 2018	612,446	$6,483,044	7,235,969	$49,742,942	—	$—	1,153,061	$126,838	$19,335,560	$(8,287,406)	$(46,940,187)	$(35,765,195)
Issuance of Series C convertible preferred stock, net of issuance costs of $3,278,302	—	—	—	—	4,712,698	56,364,645	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	2,305	253	1,844	—	—	2,097
Stock‑based compensation	—	—	—	—	—	—	—	—	329,184	—	—	329,184
Foreign currency translation	—	—	—	—	—	—	—	—	—	(473,919)	—	(473,919)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,528,269)	(15,528,269)
Balance at December 31, 2018	612,446	$6,483,044	7,235,969	$49,742,942	4,712,698	$56,364,645	1,155,366	$127,091	$19,666,588	$(8,761,325)	$(62,468,456)	$(51,436,102)
Issuance of Series C convertible preferred stock, net of issuance costs of $53,509	—	—	—	—	467,179	5,598,362	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	160	—	100	—	—	100
Exercise of stock options	—	—	—	—	—	—	322,267	3,179	67,818	—	—	70,997
Stock‑based compensation	—	—	—	—	—	—	—	—	1,345,722	—	—	1,345,722
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,772,453)	—	(2,772,453)
Exchange of preferred and common stock of Aprea Therapeutics AB into stock of Aprea Therapeutics, Inc.	—	—	—	—	—	—	—	(128,792)	128,792	—	—	—
Conversion of preferred stock into common stock	(612,446)	(6,483,044)	(7,235,969)	(49,742,942)	(5,179,877)	(61,963,007)	13,028,292	13,028	118,175,965	—	—	118,188,993
Common stock issued in IPO, net of issuance costs of $10,843,925	—	—	—	—	—	—	6,516,667	6,517	86,899,563	—	—	86,906,080
Net loss	—	—	—	—	—	—	—	—	—	—	(28,059,807)	(28,059,807)
Balance at December 31, 2019	—	$—	—	$—	—	$—	21,022,752	$21,023	$226,284,548	$(11,533,778)	$(90,528,263)	$124,243,530
Exercise of stock options	—	—	—	—	—	—	164,075	164	150,785	—	—	150,949
Stock‑based compensation	—	—	—	—	—	—	—	—	4,983,023	—	—	4,983,023
Foreign currency translation	—	—	—	—	—	—	—	—	—	1,496,517	—	1,496,517
Net loss	—	—	—	—	—	—	—	—	—	—	(53,478,812)	(53,478,812)
Balance at December 31, 2020	—	$—	—	$—	—	$—	21,186,827	$21,187	$231,418,356	$(10,037,261)	$(144,007,075)	$77,395,207

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(53,478,812)	$(28,059,807)	$(15,528,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,834	11,126	8,316
Stock‑based compensation	4,983,023	1,345,722	329,184
Amortization of right of use lease asset	200,776	159,128	—
Foreign currency loss (gain)	890,252	(1,328,140)	(961,316)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(472,402)	(2,633,732)	(19,452)
Accounts payable	2,326,767	437,515	214,380
Accrued expenses and other liabilities	3,928,684	3,513,782	706,923
Lease liability	(209,794)	(154,301)	—
Net cash used in operating activities	(41,802,672)	(26,708,707)	(15,250,234)
Cash flows from investing activities:
Purchases of property and equipment	(25,709)	(30,901)	(3,702)
Net cash used in investing activities	(25,709)	(30,901)	(3,702)
Cash flows from financing activities:
Proceeds from the exercise of stock options	150,949	70,997	2,097
Proceeds from issuance of common stock in initial public offering, net	—	86,906,179	—
Proceeds from issuance of Series C convertible preferred, net	—	5,598,362	56,364,645
Net cash provided by financing activities	150,949	92,575,538	56,366,742
Decrease in cash and cash equivalents	(41,677,432)	65,835,930	41,112,806
Effect of exchange rate changes on cash	606,249	(1,422,992)	161,637
Cash and cash equivalents—beginning of year	130,088,869	65,675,931	24,401,488
Cash and cash equivalents—end of year	$89,017,686	$130,088,869	$65,675,931

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

The Company believes that the December 31, 2020 cash balance of approximately $89.0 million will be sufficient to fund the Company’s operations into 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

Foreign currency and currency translation— The functional currency for Aprea Therapeutics AB and Aprea Personal AB, is the Swedish Krona. Assets and liabilities of Aprea Therapeutics AB and Aprea Personal AB are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations and comprehensive loss as incurred.

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

Asset category	Estimated useful life
Computer equipment and software	3 years
Furniture and fixtures	7 years
Laboratory equipment and office furniture	7 years
Leasehold improvements	Remainder of lease term

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

The Company’s financial instruments consist of cash and cash equivalents and accounts payable. The carrying amount of accounts payable is considered a reasonable estimate of fair value due to the short-term maturity.

Accounting for leases—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016 02, “Leases” (“ASC 842”) to enhance the transparency and comparability of financial reporting related to leasing arrangements. Under this new lease standard, most leases are required to be recognized on the balance sheet as right-of-use assets and lease liabilities. Disclosure requirements were enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Prior to January 1, 2019, GAAP did not require lessees to recognize assets and liabilities related to operating leases on the balance sheet. The new standard established a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are now classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement as well as the reduction of the right of use asset.

The Company adopted the standard effective January 1, 2019, using the modified retrospective method. The new standard provided a number of optional practical expedients in transition. The Company elected to apply the ‘package of practical expedients’ which allow them to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company also elected to apply (i) the practical expedient which allows them to not separate lease and non-lease components, for new leases entered into after adoption and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As of the ASC 842 effective date, the Company’s incremental borrowing rate ranged from approximately 3.0% to 4.3% based on the remaining lease term of the applicable leases.

The Company elected not to separate lease and non-lease components as a single component. Operating leases are recognized on the balance sheet as ROU lease assets, lease liabilities current and lease liabilities non-current. Fixed rents are included in the calculation of the lease balances while variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development.

Stock-based compensation—The Company measures stock options and other stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company applies the straight-line method of expense recognition to all awards with only service based vesting conditions.

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

In addition to considering the results of these third-party valuations, the Company’s board of directors considered various objective and subjective factors to determine the fair value of its common stock as of each grant date, including:

●	the prices at which the Company sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to its common stock at the time of each grant;

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

●	the progress of the Company’s research and development programs, including the status and results of preclinical studies and clinical trials for its product candidates;
●	the Company’s stage of development and commercialization and its business strategy;
●	external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
●	the Company’s financial position, including cash on hand, and its historical and forecasted performance and operating results;
●	the lack of an active public market for the Company’s common stock and its preferred stock;
●	the likelihood of achieving a liquidity event, such as an IPO, or sale of the Company in light of prevailing market conditions; and
●	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2020	2019	2018
Series A convertible preferred stock	—	—	612,446
Series B convertible preferred stock	—	—	7,235,969
Series C convertible preferred stock	—	—	4,712,698
Options to purchase common stock	3,771,459	3,499,934	1,844,188
Total shares of common stock equivalents	3,771,459	3,499,934	14,405,301

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 was adopted by the Company on January 1, 2020 and has no current impact on the Company as it does not have any financial instruments covered by the topic.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying financial statements.

3. Property and equipment

Property and equipment consist of the following:

	December 31,
	2020	2019
Lab equipment	$100,249	$88,107
Furniture & Fixtures	31,611	20,580
Computer equipment	20,935	18,399
Property and equipment, at cost	152,795	127,086
Less accumulated depreciation and amortization	(114,280)	(85,447)
Property and equipment—net	$38,515	$41,639

Depreciation expense for years ended December 31, 2020, 2019 and 2018 was $28,834, $11,126 and $8,316, respectively.

4. Fair value measurements

The Company’s financial instruments consist of accounts payable. The carrying amount of accounts payable is considered a reasonable estimate of fair value due to the short-term maturity.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

5. Leases

The Company is party to two operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2020, 2019 and 2018 was $327,205, $278,603 and $263,518, respectively, which are included in operating expenses.

The Company has an operating lease in Boston, Massachusetts for office space. The lease will expire in December 2021 and does not have any renewal options. The Company also has an operating lease for office and laboratory space in Solna, Sweden that expires in June 2022.

Quantitative information regarding the Company’s leases for the years ended December 31, 2020 and 2019 is as follows:

	Year ended December 31,
Lease Cost	2020	2019
Operating lease cost	$226,275	$161,856
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$251,636	$174,846
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$355,330
Weighted average remaining lease term (years)	1.00 - 1.50	2.0 - 2.5
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%

Future lease payments under noncancelable leases are as follows at December 31, 2020:

Operating
Future Lease Payments	Leases
2021	$270,816
2022	72,296
Total Lease Payments	$343,112
Less: Imputed Interest	(7,956)
Total Lease Liabilities	$335,156

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

6. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2020	2019
Professional fees	$224,424	$207,917
Compensation and benefits	1,515,312	961,790
Research and development	8,158,302	4,992,311
Other	673,199	480,535
Total accrued expenses	$10,571,237	$6,642,553

7. Income taxes

Components of income taxes consist of the following:

	Year ended December 31,
	2020	2019	2018
Foreign	$(27,215,385)	$(25,268,373)	$(15,713,032)
Domestic	(26,263,427)	(2,791,434)	184,763
Net loss	$(53,478,812)	$(28,059,807)	$(15,528,269)

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate:

	Year ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	0.2%	0.4%	1.0%
Permanent differences	1.7%	3.7%	0.4%
Changes in valuation allowance	(22.5)%	(25.1)%	(16.7)%
Rate change due to TCJA	—%	—%	—%
Rate change due to Swedish tax reform	—%	—%	(5.7)%
Other	(0.4)%	—%	—%
Effective income tax rate	—%	—%	—%

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred taxes as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$32,183,004	$20,536,344
Intangible assets	—	26,842
Stock compensation	1,358,554	—
Accrued expenses	—	17,779
Lease liability	70,192	128,337
Gross deferred tax assets	33,611,750	20,709,302
Valuation allowance	(33,541,533)	(19,676,794)
Total deferred tax assets	70,217	1,032,508
Deferred tax liabilities:
Fixed assets	(1,130)	(1,692)
Stock compensation	—	(908,322)
Right of use asset	(69,087)	(122,494)
Total deferred tax liabilities	(70,217)	(1,032,508)
Net deferred tax assets (liabilities)	$—	$—

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2020, 2019 and 2018, respectively. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2020, the Company has $118.0 million, $28.9 million, and $28.6 million of foreign, federal and state net operating loss carryforwards, respectively, that expire at various dates through 2036. Certain of these foreign, federal and state net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization.

The valuation allowance increased in 2020 and 2019 by $13.9 million and $7.0 million, respectively due to the increase in the deferred tax assets by the same amounts; primarily due to net operating loss carryforwards. Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the U.S. Internal Revenue Code and Sweden tax law, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income. For U.S. and Swedish income tax purposes, the Company has not completed a study to assess whether a change of control has occurred or whether there have been changes of control since the Company’s formation due to the complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize U.S. or Swedish net operating losses or other tax attribute carryforwards in the future. For Swedish income tax purposes, the Company’s net operating losses may be subject to limitations in accordance with the country’s group contribution restriction laws.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

corresponding reduction in the valuation allowance. As such, there was no net impact to the Company’s statement of operations as a result of the reduction in tax rates.

As tax law is complex and often subject to varied interpretations, it is uncertain whether some of the Company’s tax positions will be sustained upon examination. Tax liabilities associated with uncertain tax positions represent unrecognized tax benefits, which arise when the estimated benefit recorded in the Company’s financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. If recognized, the Company’s uncertain tax positions would all be absorbed by net operating losses.

As of December 31, 2020, the Company had approximately $0.8 million of liabilities related to uncertain tax positions. The Company had no uncertain tax positions as of December 31, 2019. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2020, 2019 and 2018.

On March 27, 2020, the U.S government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) under which several restrictions for income tax purposes were relaxed, including with respect to, the limitations on business interest expense deductions, the ability to use net operating losses, and the acceleration of alternative minimum tax credits. Given the Company’s history of losses, the CARES Act did not have a material impact on income taxes.

8. Stockholders’ equity

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

The Company has 21,186,827 shares of common stock outstanding as of December 31, 2020.

The holders of common stock are entitled to one vote for each share of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment or provision for payment of all debts and liabilities of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution, if any.

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (ATM) offering program for the sale of up to $50.0 million of shares of our common stock. As of December 31, 2020, no sales of any equity or debt securities occurred under the ATM.

9. Stock option plans

In October 2016, the Board of Directors adopted the 2016 Amended and Restated Stock Option Program (the “2016 Plan”), which provided for the grant of stock options to the Company’s employees, officers, directors, and outside consultants for the purchase of up to 1,224,824 shares of the Company’s common stock. During 2017, the 2016 Plan was amended to provide up to 1,946,849 shares of the Company’s common stock. During 2018, the 2016 Plan was further amended to provide up to 3,069,999 shares of the Company’s common stock. Holders of stock options shall be entitled to exercise the vested portion of the stock option provided that a trade sale, as defined in the plan, or initial public offering has occurred. The holders of stock options may also exercise the vested portion of the stock option within six

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

months of termination of employment. Stock options generally vested over a four-year period and were scheduled to expire in October 2026.

In September 2019, the Company’s Board of Directors approved the 2019 Equity Incentive Plan (the “2019 Plan) and each outstanding option to purchase Aprea AB ordinary shares pursuant to the 2016 Plan was cancelled and the Company issued to each holder of such Aprea AB option, a substitute option to purchase, on the same terms and conditions as were applicable to such Aprea AB option, shares of the Company’s common stock pursuant to the 2019 Plan. There were no outstanding options under the 2016 Plan.

The Board of Directors has the discretion to provide for accelerated vesting under the 2019 Plan. At December 31, 2020, there were 1,580,804 shares available for future grant under the 2019 Plan.

The Company recorded stock-based compensation expense of $4,983,023, $1,345,722 and $329,814 during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $16,359,450 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

In determining the exercise prices for options granted prior to completion of the Company’s IPO, the Company’s Board of Directors has considered the fair value of the common stock as of the measurement date. The fair value of the common stock at each award grant date was based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s proposed products, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock, including Preferred Stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others.

The assumptions used in Black-Scholes are as follows:

	Year ended December 31,
	2020	2019	2018
Expected volatility	78.9% ‑83.8%	73.5% ‑74.5%	71.5%
Risk‑free rate	0.36% ‑1.43%	1.53% ‑2.63%	2.9%
Expected dividend yield	0%	0%	0%
Expected term in years	5.50-6.08	6.08-7.59	8.20

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

A summary of option activity under the Plan during the years ended December 31, 2020, 2019 and 2018 are as follows:

		Weighted‑	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price per	contractual	intrinsic
	options	share	term (in years)	value
Outstanding at January 1, 2018	1,897,206	$1.46	8.3
Granted	24,067	1.01
Exercised	(2,306)	0.92
Cancelled/Forfeited	(74,779)	17.31
Outstanding at December 31, 2018	1,844,188	$0.82	7.6
Granted	2,018,796	8.82
Exercised	(322,267)	0.23
Cancelled/Forfeited	(40,783)	0.99
Outstanding at December 31, 2019	3,499,934	$5.49	7.5
Granted	446,800	35.16
Exercised	(164,075)	0.92
Cancelled/Forfeited	(11,200)	38.78
Outstanding at December 31, 2020	3,771,459	$9.10	6.8	$6,945,112
Exercisable at December 31, 2020	1,968,116	$3.52	6.1	$5,602,168
Vested or expected to vest at December 31, 2020	3,771,459	$9.10	6.8	$6,945,112

The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018, was $24.20, $6.68, and $0.69 per share, respectively.

10. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2020, the Company has not recorded a provision for any contingent losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control---Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit
Number	Description of Document

3.1##	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 7, 2019)

3.2##	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020)

4.1*	Description of the Company’s Common Stock, $0.001 par value

10.1##+	Form of 2019 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-233662)).

10.2##+	Form of 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-233662))

10.3##†	Service Agreement, between Aprea AB and Syngene International Private Limited (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-233662))

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

10.11##†

Master Manufacturing and Supply Agreement, between Aprea Therapeutics AB and Siegfried Hameln GmbH (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-233662))

10.12##†

Companion Diagnostic Agreement dated August 11, 2020, by and between Invivoscribe, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 11, 2020)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Taxonomy

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

##	Previously filed.

*	Filed herewith.

+	Indicates a management contract or compensatory plan.
†

Portions of this exhibit (indicated by bracketed asterisks) have been omitted as the Company has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Company if publicly disclosed.

**

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2021.

Aprea Therapeutics, Inc.

By	/s/ Christian S. Schade
Christian S. Schade
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN S. SCHADE	Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2021
Christian S. Schade

/s/ SCOTT M. COIANTE	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
Scott M. Coiante

/s/ JOHAN CHRISTENSON, M.D., Ph.D.	Director	March 16, 2021
Johan Christenson, M.D., Ph.D.

/s/ JOHN B. HENNEMAN, III	Director	March 16, 2021
John B. Henneman, III

/s/ MICHAEL A. KELLY	Director	March 16, 2021
Michael A. Kelly

/s/ FOUAD NAMOUNI, M.D.	Director	March 16, 2021
Fouad Namouni, M.D.

/s/ RICHARD PETERS, M.D., Ph.D.	Director	March 16, 2021
Richard Peters, M.D., Ph.D.

/s/ BERND R. SEIZINGER, M.D., Ph.D.	Director	March 16, 2021
Bernd R. Seizinger, M.D., Ph.D.