Form 10-Q
period 2021-03-31
Aprea Therapeutics, Inc.
filed 2021-05-06
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 21,186,827 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 6, 2021.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development, prospects for commercialization, and market uptake of APR-246 or eprenetapopt and our other potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from the outbreak of the novel coronavirus, COVID-19;
●	the prospects of eprenetapopt and other product candidates, which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of eprenetapopt or APR-548;
●	the design of our multiple clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our expectations regarding the timing of data from our clinical trials;
●	market acceptance or commercial success of eprenetapopt or any other product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for eprenetapopt and our other product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of eprenetapopt and our other product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering eprenetapopt and our other product candidates;

●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for eprenetapopt and our other product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize eprenetapopt and our other product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of eprenetapopt and our other product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce eprenetapopt and our other product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Aprea Therapeutics, Inc.

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$77,616,074	$89,017,686
Prepaid expenses and other current assets	2,467,443	3,399,019
Total current assets	80,083,517	92,416,705
Property and equipment, net	33,572	38,515
Right of use lease asset	248,200	320,616
Other noncurrent assets	29,376	29,383
Total assets	$80,394,665	$92,805,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,456,728	$4,503,619
Accrued expenses	7,532,473	10,571,237
Lease liability—current	225,537	256,309
Total current liabilities	11,214,738	15,331,165
Lease liability—noncurrent	33,763	78,847
Total liabilities	11,248,501	15,410,012
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,186,827 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	21,187	21,187
Additional paid-in capital	233,240,918	231,418,356
Accumulated other comprehensive loss	(10,440,111)	(10,037,261)
Accumulated deficit	(153,675,830)	(144,007,075)
Total stockholders’ equity	69,146,164	77,395,207
Total liabilities and stockholders' equity	$80,394,665	$92,805,219

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$6,763,848	$9,096,122
General and administrative	3,425,833	2,776,468
Total operating expenses	10,189,681	11,872,590
Other income (expense):
Interest (expense) income	(1,057)	224,442
Foreign currency gain	521,983	2,247,891
Total other (expense) income	520,926	2,472,333
Net loss	$(9,668,755)	$(9,400,257)
Other comprehensive loss:
Foreign currency translation	(402,850)	(2,424,653)
Total comprehensive loss	$(10,071,605)	$(11,824,910)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.45)
Weighted-average common shares outstanding, basic and diluted	21,186,827	21,052,726

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional	Other		Stockholders’
	Common Stock		Paid‑in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balance, December 31, 2019	21,022,752	$21,023	$226,284,548	$(11,533,778)	$(90,528,263)	$124,243,530
Exercise of stock options	32,090	32	29,491	—	—	29,523
Stock‑based compensation	—	—	905,471	—	—	905,471
Foreign currency translation	—	—	—	(2,424,653)	—	(2,424,653)
Net loss	—	—	—	—	(9,400,257)	(9,400,257)
Balance, March 31, 2020	21,054,842	$21,055	$227,219,510	$(13,958,431)	$(99,928,520)	$113,353,614

Balance, December 31, 2020	21,186,827	$21,187	$231,418,356	$(10,037,261)	$(144,007,075)	$77,395,207
Stock‑based compensation	—	—	1,822,562	—	—	1,822,562
Foreign currency translation	—	—	—	(402,850)	—	(402,850)
Net loss	—	—	—	—	(9,668,755)	(9,668,755)
Balance, March 31, 2021	21,186,827	$21,187	$233,240,918	$(10,440,111)	$(153,675,830)	$69,146,164

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,668,755)	$(9,400,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,588	3,812
Stock‑based compensation	1,822,562	905,471
Amortization of right of use lease asset	72,416	63,962
Foreign currency loss (gain)	(521,983)	(2,247,891)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	931,576	864,937
Accounts payable	(1,046,891)	829,836
Accrued expenses and other liabilities	(3,038,763)	1,656,216
Lease liability	(75,856)	(217,711)
Net cash used in operating activities	(11,522,106)	(7,541,625)
Cash flows from investing activities:
Purchases of property and equipment	—	(12,165)
Net cash used in investing activities	—	(12,165)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	29,523
Net cash provided by financing activities	—	29,523
Decrease in cash and cash equivalents	(11,522,106)	(7,524,267)
Effect of exchange rate changes on cash	120,494	(51,245)
Cash and cash equivalents—beginning of year	89,017,686	130,088,869
Cash and cash equivalents—end of period	$77,616,074	$122,513,357

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

The Company believes that the March 31, 2021 cash balance of approximately $77.6 million will be sufficient to fund the Company’s operations into 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

2. Summary of significant accounting policies

The Company's complete listing of significant accounting policies are described in Note 2 to the Company's audited consolidated financial statements as of December 31, 2020 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (or the “SEC”).

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Aprea Therapeutics AB and Aprea US, Inc., which was incorporated in June 2016. Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated.

Unaudited interim consolidated financial statements—The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, certain information and

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Foreign currency and currency translation—The functional currency for Aprea Therapeutics AB is the Swedish Krona. Assets and liabilities of Aprea Therapeutics AB and Aprea Personal AB are translated into United States dollars at the exchange rate in effect on the balance sheet date. Operating expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss as incurred.

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

Accounting for leases—The Company adopted the Lease standard (ASC 842) effective January 1, 2019, using the modified retrospective method. The new standard provided a number of optional practical expedients in transition. The Company elected to apply the ‘package of practical expedients’ which allowed them to not reassess (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company also elected to apply (i) the practical expedient which allows them to not separate lease and non-lease components, for new leases entered into after adoption and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new standard.

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

The Company estimates the fair value of each stock option grant on the date of grant using the Black Scholes option pricing model, which uses as inputs the fair value of the Company’s common stock and assumptions the Company makes for the volatility of its common stock, the expected term of its stock options, the risk-free interest rate for a period that approximates the expected term of its stock options and its expected dividend yield.

The Company also awards restricted stock units (“RSUs”) to employees. RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

Net loss per share—The Company has reported losses since inception and has computed basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. The

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31,
	2021	2020
Options to purchase common stock	4,794,236	3,845,944
Unvested restricted stock units	500,000	—
Total shares of common stock equivalents	5,294,236	3,845,944

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying financial statements.

3. Leases

The Company is party to two operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three months ended March 31, 2021 and 2020 was $91,686 and $62,909, respectively.

The Company has an operating lease in Boston, Massachusetts for office space. The lease will expire in December 2021 and does not have any renewal options. The Company also has an operating lease for office and laboratory space in Solna, Sweden that expires in June 2022.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
Lease Cost	2021	2020
Operating lease cost	$57,923	$55,768
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$63,482	$62,909
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$—
Weighted average remaining lease term (years)	0.75 - 1.25	1.75 - 2.25
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future lease payments under noncancelable leases are as follows at March 31, 2021:

Operating
Future Lease Payments	Leases
2021	$196,458
2022	67,860
Total Lease Payments	$264,318
Less: Imputed Interest	(5,018)
Total Lease Liabilities	$259,300

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

4. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Professional fees	$531,973	$224,424
Compensation and benefits	556,634	1,515,312
Research and development	6,088,253	8,158,302
Other	355,613	673,199
Total accrued expenses	$7,532,473	$10,571,237

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (ATM) offering program for the sale of up to $50.0 million of shares of the Company’s common stock. As of March 31, 2021, no sales of any equity or debt securities occurred under the ATM

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $1,822,562 and $905,471 for the three months ended March 31, 2021 and 2020, respectively.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three months ended March 31, 2021 and 2020. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

As of March 31, 2021 and December 31, 2020, the Company had approximately $0.8 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2021 and 2020.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2021, the Company has not recorded a provision for any contingent losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate, APR-246, or eprenetapopt, is a small molecule p53 reactivator that is in clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. Eprenetapopt has received orphan drug, fast track and breakthrough therapy designations from the FDA for MDS, orphan drug and fast track designations from the FDA for AML and orphan drug designation from the European Commission for MDS and AML, and we believe eprenetapopt will be a first-in-class therapy if approved by applicable regulators.

We are conducting, supporting and planning multiple clinical trials of eprenetapopt and APR-548:

●	Phase 3 Frontline MDS Trial -- In June 2020, we completed full enrollment of 154 patients in a pivotal Phase 3 trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS. The pivotal Phase 3 trial is supported by data from two Phase 1b/2 investigator-initiated trials, one in the U.S. and one in France, testing eprenetapopt with azacitidine as frontline treatment in TP53 mutant MDS and AML patients. The data from the U.S. and French Phase 1b/2 trials were published in The Journal of Clinical Oncology in January 2021 and February 2021, respectively. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Analysis of the primary endpoint at this data cut demonstrated a higher CR rate (53% more patients achieving a CR) in the experimental arm receiving eprenetapopt with azacitidine versus the control arm receiving azacitidine alone but did not reach statistical significance. Based on a thorough analysis of the current Phase 3 trial data and comparisons to the U.S. and French Phase 1b/2 trials, we believe that despite similar types and frequency of adverse events observed in the Phase 3 experimental arm and the Phase 1b/2 trials, patients in the Phase 3 experimental arm experienced substantially more study treatment dose modifications compared to the experience in the U.S. and French Phase 1b/2 trials. We believe that the dose modifications of eprenetapopt and azacitidine led to undertreatment in the Phase 3 experimental arm that negatively impacted efficacy, particularly the primary endpoint of CR rate. We continue to follow patients who remain on-study and anticipate discussing with FDA the Phase 3 data and future possible regulatory pathways in the second half of 2021.
●	Phase 2 MDS/AML Post-Transplant Trial -- We have completed enrollment of 33 patients in a single-arm, open-label Phase 2 trial evaluating eprenetapopt with azacitidine as post-transplant maintenance therapy in TP53 mutant MDS and AML patients who have received an allogeneic stem cell transplant. The primary endpoint of the trial is the rate of relapse-free survival (RFS) at 12 months, with a published benchmark of ~30%. An interim analysis in April 2021 showed a 62% rate of RFS at 12 months, with a median RFS of 462 days. An interim analysis of overall survival (OS) showed a 77% OS at 1 year, with a median number of events not yet reached. We anticipate initial results from the primary endpoint of RFS at 12 months in the second quarter of 2021.
●	Phase 1/2 AML Trial -- We are currently enrolling a Phase 1/2 clinical trial evaluating the safety, tolerability, and preliminary efficacy of eprenetapopt therapy in TP53 mutant AML patients. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine, and no dose-limiting toxicities were observed in 12 patients receiving either regimen. Based on these results, we have expanded the trial to treat 33 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine. In the 19 frontline AML patients who are evaluable for efficacy with the triplet regimen, we have observed a 63% CR + CRi composite response rate and a 31% CR rate. We anticipate completion of enrollment in the triplet regimen expansion cohort during the second quarter of 2021 and availability of preliminary response rate data from the cohort also in the second quarter of 2021.
●	Phase 1 NHL Trial -- We are currently enrolling a Phase 1 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies. The first patient was enrolled in the first quarter of 2021. We are also planning to evaluate the combination of eprenetapopt with venetoclax in relapsed/refractory mantle cell lymphoma.
●	Phase 1/2 Solid Tumor Trial – We are currently enrolling a Phase 1/2 clinical trial in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy. The dose-escalation phase of the trial enrolled 6 patients with advanced solid tumors and no dose-limiting toxicities were observed. Based on these results, we are enrolling expansion cohorts for patients with advanced gastric, bladder and non-small cell lung cancers and have currently enrolled 15 patients across these expansion arms. A poster presentation for this trial has been accepted for presentation at the 2021 ASCO Annual Meeting (abstract TPS3161).
●	APR-548 Phase 1 Trial – Our second product candidate, APR-548, is a next generation p53 reactivator that is being developed in an oral dosage form. We have planned a Phase 1 dose-escalation clinical trial evaluating safety, tolerability, and preliminary efficacy of APR-548 with azacitidine in frontline and relapsed/refractory MDS patients. We anticipate the first patient to be enrolled in the second quarter of 2021.

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

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through March 31, 2021, we had received net proceeds of approximately $223.9 million from our sales of preferred and common stock.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $9.7 million and $9.4 million for the three months ended March 31, 2021 and 2020, respectively, and $53.5 million, $28.1 million and $15.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of March 31, 2021, we had an accumulated deficit of $153.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of March 31, 2021, we had cash and cash equivalents of $77.6 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the three months ended March 31, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

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

We are currently conducting multiple clinical trials of eprenetapopt: a Phase 3 trial in the United States for the treatment of TP53 mutant MDS with azacitidine which is supported by published data from two Phase 1b/2 investigator-initiated trials, one in the U.S. and one in France testing eprenetapopt with azacitidine as frontline treatment in TP53 mutant MDS and AML patients; a Phase 2 trial of post-transplant maintenance therapy with azacitidine in TP53 mutant MDS and AML, a Phase 1b/2 trial for the treatment of TP53 mutant AML with venetoclax and azacitidine and a Phase 1/2 solid tumor trial assessing eprenetapopt with anti-PD-1 therapy and a Phase 1/2 trial for the treatment of TP53 mutant relapsed/refractory CLL with venetoclax and rituximab or with ibrutinib. We are currently conducting a Phase 1 trial of APR-548 with azacitidine in TP53 mutant frontline and relapsed/refractory MDS. At this time, we cannot reasonably estimate the cost for initiating and completing other clinical trials or preclinical studies of eprenetapopt or other product candidates, as it will be highly dependent on the clinical data from ongoing clinical trials as well as any target disease subpopulations chosen for further evaluation.

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

Other income and expense

Interest income and expense

Interest income consists of income earned on our cash and cash equivalents. Interest expense consists of the interest component associated with our facility leases. Our interest income initially increased as our cash and cash equivalents were higher due to the cash proceeds received from our IPO. Such interest income is subsequently decreasing as (i) our cash balance decreases as we continue to fund operations and (ii) a decrease in interest rates.

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

We also award restricted stock units (“RSUs”) to employees. RSUs are generally subject to forfeiture if employment terminates prior to completion of the vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

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

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

	Three months ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$6,763,848	$9,096,122	$(2,332,274)
General and administrative	3,425,833	2,776,468	649,365
Total operating expenses	10,189,681	11,872,590	(1,682,909)
Other income (expense):
Interest (expense) income	(1,057)	224,442	(225,499)
Foreign currency gain	521,983	2,247,891	(1,725,908)
Total other (expense) income	520,926	2,472,333	(1,951,407)
Net loss	$(9,668,755)	$(9,400,257)	$(268,498)

Research and development expenses

	Three months ended March 31,
	2021	2020	Change
Eprenetapopt (APR-246)	$3,803,173	$7,036,959	$(3,233,786)
Other early-stage development programs	1,116,000	569,441	546,559
Unallocated research and development expenses	1,844,675	1,489,722	354,953
Total research and development expenses	$6,763,848	$9,096,122	$(2,332,274)

Research and development expenses for the three months ended March 31, 2021 were $6.8 million, compared to $9.1 million for the three months ended March 31, 2020. The decrease of $2.3 million was primarily due to the continued development of our lead product candidate, eprenetapopt as follows:

●	a decrease of $3.1 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020;
●	a decrease of $0.3 million related to our Phase 2 post-transplant MDS/AML clinical trial;
●	an increase of $0.6 million related to our Phase 1/2 clinical trials in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy which enrolled its first patient in Q3 2020;
●	an increase of $0.3 million related to the development of a Phase 1 dose-escalation clinical trial of APR-548, a next generation p53 reactivator being developed in an oral dosage form; and
●	an increase of $0.2 million related to the development of a Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2021 were $3.4 million, compared to $2.8 million for the three months ended March 31, 2020. The increase of $0.6 million was primarily related to increases of $0.5 million in non-cash stock-based compensation expense and $0.1 million in insurance expense. The increase in non-cash stock-based compensation expense was primarily related to stock option and RSU grants made in February 2021 in connection with the Company’s annual compensation review.

Other income and expense

Foreign currency gain for the three months ended March 31, 2021 was $0.5 million compared to a foreign currency gain of $2.2 million for the three months ended March 31, 2020. The decrease of $1.7 million was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2021 consisted of interest expense associated with our facility leases. Interest income for the three months ended March 31, 2020 consisted of interest earned on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through March 31, 2021, we had received net proceeds of $223.9 million from our sales of preferred and common stock. As of March 31, 2021, we had cash and cash equivalents of $77.6 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(11,522,106)	$(7,541,625)
Investing activities	--	(12,165)
Financing activities	--	29,523
Net decrease in cash and cash equivalents	$(11,522,106)	$(7,524,267)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $11.5 million for the three months ended March 31, 2021 compared to $7.5 million for the three months ended March 31, 2020. The increase in cash used in operating activities of $4.0 million was primarily attributable to an increase in our net loss of $0.3 million and a decrease in operating assets and liabilities of $6.4 million, partially offset by an increase in non-cash stock-based compensation of $0.9 million and a decrease in foreign currency gains of $1.7 million.

Investing activities.

No cash was used in investing activities for the three months ended March 31, 2021, while $12,165 was used in investing activities for the three months ended March 31, 2020. Cash used in investing activities for the three months ended March 31, 2020 represented the acquisition of property and equipment.

Financing activities.

No cash was provided by financing activities for the three months ended March 31, 2021, while $29,523 was provided by financing activities for the three months ended March 31, 2020. Cash provided by financing activities for the three months ended March 31, 2020 represented proceeds received from the exercise of stock options.

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

As of March 31, 2021, we had cash and cash equivalents of $77.6 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of March 31, 2021, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 1A. Risk Factors.

Our business is subject to substantial risks and uncertainties. Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below, the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, together with the information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 16, 2021. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $9.7 million for the three months ended March 31, 2021, and $53.5 million, $28.1 million and $15.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our accumulated deficit was $153.7 million and $144.0 million as of March 31, 2021 and December 31, 2020, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. Our lead product candidate, eprenetapopt or APR-246, is in clinical development, and our other product candidates are in preclinical research. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

To date, we have used approximately $13.4 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus. There has been no material change in the planned use of the remaining proceeds from our IPO, as described in our IPO prospectus.

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

Date: May 6, 2021	Aprea Therapeutics, Inc.

	By:	/s/ Christian S. Schade
Christian S. Schade
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)