Form 10-Q
period 2021-06-30
Aprea Therapeutics, Inc.
filed 2021-08-12
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⌧

There were 21,186,827 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 12, 2021.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development, prospects for commercialization, and market uptake of APR-246 or eprenetapopt and our other potential product candidates, the strength and breadth of our intellectual property, our ongoing and planned clinical trials and our ability to resolve any clinical holds, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Aprea Therapeutics, Inc.

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$69,803,845	$89,017,686
Prepaid expenses and other current assets	1,494,453	3,399,019
Total current assets	71,298,298	92,416,705
Property and equipment, net	30,955	38,515
Right of use lease asset	191,098	320,616
Other noncurrent assets	29,379	29,383
Total assets	$71,549,730	$92,805,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,361,318	$4,503,619
Accrued expenses	8,037,524	10,571,237
Lease liability—current	199,219	256,309
Total current liabilities	10,598,061	15,331,165
Lease liability—noncurrent	—	78,847
Total liabilities	10,598,061	15,410,012
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,186,827 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	21,187	21,187
Additional paid-in capital	235,104,416	231,418,356
Accumulated other comprehensive loss	(10,247,091)	(10,037,261)
Accumulated deficit	(163,926,843)	(144,007,075)
Total stockholders’ equity	60,951,669	77,395,207
Total liabilities and stockholders' equity	$71,549,730	$92,805,219

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$6,654,257	$10,694,029	$13,418,105	$19,790,151
General and administrative	3,343,325	3,786,886	6,769,158	6,563,354
Total operating expenses	9,997,582	14,480,915	20,187,263	26,353,505
Other income (expense):
Interest (expense) income, net	(588)	2,678	(1,645)	227,120
Foreign currency (loss) gain	(252,843)	(1,889,690)	269,140	358,201
Total other (expense) income	(253,431)	(1,887,012)	267,495	585,321
Net loss	$(10,251,013)	$(16,367,927)	$(19,919,768)	$(25,768,184)
Other comprehensive loss:
Foreign currency translation	193,020	1,756,783	(209,830)	(667,870)
Total comprehensive loss	(10,057,993)	(14,611,144)	(20,129,598)	(26,436,054)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.78)	$(0.94)	$(1.22)
Weighted-average common shares outstanding, basic and diluted	21,186,827	21,107,056	21,186,827	21,079,891

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional	Other		Stockholders’
	Common Stock		Paid‑in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balance, December 31, 2019	21,022,752	$21,023	$226,284,548	$(11,533,778)	$(90,528,263)	$124,243,530
Exercise of stock options	32,090	32	29,491	—	—	29,523
Stock‑based compensation	—	—	905,471	—	—	905,471
Foreign currency translation	—	—	—	(2,424,653)	—	(2,424,653)
Net loss	—	—	—	—	(9,400,257)	(9,400,257)
Balance, March 31, 2020	21,054,842	$21,055	$227,219,510	$(13,958,431)	$(99,928,520)	$113,353,614
Exercise of stock options	131,985	132	121,294	—	—	121,426
Stock‑based compensation	—	$—	$1,256,460	$—	$—	$1,256,460
Foreign currency translation	—	—	—	1,756,783	—	1,756,783
Net loss	—	—	—	—	(16,367,927)	(16,367,927)
Balance, June 30, 2020	21,186,827	$21,187	$228,597,264	$(12,201,648)	(116,296,447)	$100,120,356

Balance, December 31, 2020	21,186,827	$21,187	$231,418,356	$(10,037,261)	$(144,007,075)	$77,395,207
Stock‑based compensation	—	—	1,822,562	—	—	1,822,562
Foreign currency translation	—	—	—	(402,850)	—	(402,850)
Net loss	—	—	—	—	(9,668,755)	(9,668,755)
Balance, March 31, 2021	21,186,827	$21,187	$233,240,918	$(10,440,111)	$(153,675,830)	$69,146,164
Stock‑based compensation	—	—	1,863,498	—	—	1,863,498
Foreign currency translation	—	—	—	193,020	—	193,020
Net loss	—	—	—	—	(10,251,013)	(10,251,013)
Balance, June 30, 2021	21,186,827	$21,187	$235,104,416	$(10,247,091)	$(163,926,843)	$60,951,669

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,919,768)	$(25,768,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,723	7,866
Stock‑based compensation	3,686,060	2,161,931
Amortization of right of use lease asset	129,518	108,164
Foreign currency (gain)	(269,140)	(358,201)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,904,566	1,480,655
Accounts payable	(2,142,301)	3,266,274
Accrued expenses and other liabilities	(2,533,713)	2,185,307
Lease liability	(135,934)	(263,750)
Net cash used in operating activities	(19,273,989)	(17,179,938)
Cash flows from investing activities:
Purchases of property and equipment	—	(10,144)
Net cash used in investing activities	—	(10,144)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	150,949
Net cash provided by financing activities	—	150,949
Decrease in cash and cash equivalents	(19,273,989)	(17,039,133)
Effect of exchange rate changes on cash	60,148	(188,232)
Cash and cash equivalents—beginning of year	89,017,686	130,088,869
Cash and cash equivalents—end of period	$69,803,845	$112,861,504

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

The Company believes that the June 30, 2021 cash balance of approximately $69.8 million will be sufficient to fund the Company’s operations into 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Foreign currency and currency translation—The functional currency for Aprea Therapeutics AB is the Swedish Krona. Assets and liabilities of Aprea Therapeutics AB are translated into United States dollars at the exchange rate in effect on the balance sheet date. Operating expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders’ equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss as incurred.

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

The Company also awards restricted stock units (“RSUs”) to employees and directors. RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six months ended June 30,
	2021	2020
Options to purchase common stock	4,821,759	3,755,959
Unvested restricted stock units	507,050	—
Total shares of common stock equivalents	5,328,809	3,755,959

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

3. Leases

The Company is party to two operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for three and six months ended June 30, 2021 was $84,401 and $176,087, respectively. Rent expense for the three and six months ended June 30, 2020 was $77,500 and $157,325, respectively.

The Company has an operating lease in Boston, Massachusetts for office space which was amended effective July 1, 2021. The lease will now expire in December 2022 and does not have any renewal options. The Company also has an operating lease for office and laboratory space in Solna, Sweden that expires in June 2022.

Quantitative information regarding the Company’s leases for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,		Six months ended June 30,
Lease Cost	2021	2020	2021	2020
Operating lease cost	$58,481	$27,265	$116,404	$54,223
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$63,482	$62,909	$126,966	$125,818
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$—	$—	$—
Weighted average remaining lease term (years)	0.5 - 1.0	1.5 - 2.0	0.5 - 1.0	1.5 - 2.0
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future lease payments under noncancelable leases are as follows at June 30, 2021:

Operating
Future Lease Payments	Leases
2021	$132,675
2022	69,563
Total Lease Payments	$202,238
Less: Imputed Interest	(3,019)
Total Lease Liabilities	$199,219

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

4. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Professional fees	$480,828	$224,424
Compensation and benefits	872,665	1,515,312
Research and development	6,532,487	8,158,302
Other	151,544	673,199
Total accrued expenses	$8,037,524	$10,571,237

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $50.0 million of shares of the Company’s common stock. As of June 30, 2021, no sales of any equity or debt securities occurred under the ATM.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $1,863,498, and $3,686,060 for the three and six months ended June 30, 2021, respectively. The Company recorded stock-based compensation expense of $1,256,460 and $2,161,931 for the three and six months ended June 30, 2020, respectively.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and six months ended June 30, 2021 and 2020. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

As of June 30, 2021 and December 31, 2020, the Company had approximately $0.8 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2021 and 2020.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2021, the Company has not recorded a provision for any contingent losses.

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

We are conducting, supporting and planning multiple clinical trials of eprenetapopt and APR-548. On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy programs.

There are approximately 20 patients currently receiving eprenetapopt in combination with azacitidine in our myeloid malignancy programs, which includes the MDS, AML and post-transplant maintenance trials, all of which have completed enrollment. Patients who are benefiting from treatment can continue to receive study treatment. As part of the partial clinical hold, no additional patients can be enrolled to these clinical trials until the partial clinical hold is resolved. We intend to work closely with the FDA to analyze the data, address the specific questions raised, and seek to resolve the partial clinical hold as soon as possible.

On August 11, 2021, the FDA placed a clinical hold on our clinical trial evaluating eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies. There is one CLL patient currently on study treatment receiving eprenetapopt in combination with venetoclax and rituximab. This patient may continue to receive study treatment as long as the patient is deriving clinical benefit. No additional patients can be enrolled until the clinical hold is resolved. We intend to work closely with the FDA to address the specific questions raised and seek to resolve the clinical hold as soon as possible.

Our current clinical trials are as follows:

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

cut demonstrated a higher CR rate (53% more patients achieving a CR) in the experimental arm receiving eprenetapopt with azacitidine versus the control arm receiving azacitidine alone but did not reach statistical significance. Based on a thorough analysis of the current Phase 3 trial data and comparisons to the U.S. and French Phase 1b/2 trials, we believe that despite similar types and frequency of adverse events observed in the Phase 3 experimental arm and the Phase 1b/2 trials, patients in the Phase 3 experimental arm experienced substantially more study treatment dose modifications compared to the experience in the U.S. and French Phase 1b/2 trials. We believe that the dose modifications of eprenetapopt and azacitidine led to undertreatment in the Phase 3 experimental arm that negatively impacted efficacy, particularly the primary endpoint of CR rate. We continue to follow patients who remain on-study. Based on initial feedback from the FDA and the partial clinical hold on our myeloid malignancy programs, we believe that there is no registrational pathway for this Phase 3 trial and we are considering withdrawing our Breakthrough Therapy designation.
●	Phase 2 MDS/AML Post-Transplant Trial -- In July 2021, we announced positive results from a single-arm, open-label Phase 2 clinical trial evaluating eprenetapopt with azacitidine as post-transplant maintenance therapy in TP53 mutant MDS and AML patients who have received an allogeneic stem cell transplant. The primary endpoint of the trial is the rate of relapse-free survival (RFS) at 12 months. In 33 patients enrolled in the trial, the RFS at 1-year post-transplant was 58% and the median RFS was 12.1 months. The overall survival (OS) at 1-year post-transplant was 79%, with a median OS of 19.3 months. Prior clinical trials evaluating post-transplant outcomes in TP53 mutant MDS and AML patients have reported a 1-year post-transplant RFS of ~30% and a median OS of ~5-8 months. As part of our plan to seek to resolve the partial clinical hold, we plan to share data with the FDA. We also expect to present data from the clinical trial at a future scientific or medical conference.
●	Phase 1/2 AML Trial -- We are currently enrolling a Phase 1/2 clinical trial evaluating the safety, tolerability, and preliminary efficacy of eprenetapopt therapy in TP53 mutant AML patients. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine, and no dose-limiting toxicities were observed in 12 patients receiving either regimen. Based on these results, we have expanded the trial to treat 33 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine. In June 2021, we announced that the regimen of eprenetapopt with venetoclax and azacitidine met the CR primary efficacy endpoint. In 30 patients who were evaluable for efficacy at the time of the analysis, the CR rate was 37% and the composite response rate of CR plus CR with incomplete hematologic recovery (CRi), CR/CRi, was 53%. The trial met the primary efficacy endpoint of CR, which is based on a Simon 2-stage design. As of the data cut, 11 patients remain on study treatment and continue to be followed for safety and efficacy. We plan to continue collecting data from this Phase 2 clinical trial and share data with the FDA as part of our effort to resolve the partial clinical hold. We also expect to present data from this clinical trial at a future scientific or medical conference.
●	Phase 1 NHL Trial -- We are currently enrolling a Phase 1 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with acalabrutinib in order to further assess eprenetapopt in hematological malignancies. The first patient was enrolled in the first quarter of 2021. The Company intends to work with the FDA to address the specific questions raised, and seek to resolve the clinical hold as soon as possible.
●	Phase 1/2 Solid Tumor Trial – We are currently enrolling a Phase 1/2 clinical trial in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy. The dose-escalation phase of the trial enrolled 6 patients with advanced solid tumors and no dose-limiting toxicities were observed. Based on these results, we are enrolling expansion cohorts for patients with advanced gastric, bladder and non-small cell lung cancers and have currently enrolled 26 patients across these expansion arms. A poster presentation for this trial was presented at the 2021 ASCO Annual Meeting (abstract TPS3161).
●	APR-548 Phase 1 Trial – Our second product candidate, APR-548, is a next generation p53 reactivator that is being developed in an oral dosage form. We have planned a Phase 1 dose-escalation clinical trial evaluating safety, tolerability, and preliminary efficacy of APR-548 with azacitidine in frontline and relapsed/refractory

MDS patients. The trial is open for enrollment. We anticipate the first patient to be enrolled in the second half of 2021.

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

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through June 30, 2021, we had received net proceeds of approximately $223.9 million from our sales of preferred and common stock.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $10.3 million and $19.9 million for the three and six months ended June 30, 2021, respectively, $16.4 million and $25.8 million for the three and six months ended June 30, 2020, respectively, and $53.5 million, $28.1 million and $15.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of June 30, 2021, we had an accumulated deficit of $163.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of June 30, 2021, we had cash and cash equivalents of $69.8 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Together with our investigators and clinical sites, we continue to assess the impact of the coronavirus pandemic on data integrity, patient enrollment, the ability to maintain patients in our clinical trials and, the corresponding impact on the timing of the completion of our clinical trials.

We have assessed both capacity and the current clinical supply chain associated with the production of eprenetapopt and have observed no disruptions to date in our clinical supply chain and our ability to provide supply for our on-going clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the three and six months ended June 30, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

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

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of our ongoing clinical trials of eprenetapopt, as well as of any future clinical trials of eprenetapopt or other product candidates and other research and development activities that we may conduct;
●	our ability to resolve the partial clinical hold on our clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy programs;
●	our ability to resolve the clinical hold on our clinical trial of eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies;
●	uncertainties in clinical trial design and patient enrollment rates;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of, and any limitations imposed by regulatory bodies on, any marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or another regulatory authority in a foreign jurisdiction were to require us to conduct clinical trials beyond the scope we currently anticipate, or additional clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

We are currently conducting multiple clinical trials of eprenetapopt: a Phase 3 trial in the United States for the treatment of TP53 mutant MDS with azacitidine which is supported by published data from two Phase 1b/2 investigator-initiated trials, one in the U.S. and one in France testing eprenetapopt with azacitidine as frontline treatment in TP53 mutant MDS and AML patients; a Phase 2 trial of post-transplant maintenance therapy with azacitidine in TP53 mutant MDS and AML; a Phase 1b/2 trial for the treatment of TP53 mutant AML with venetoclax and azacitidine; a Phase 1/2 solid tumor trial assessing eprenetapopt with anti-PD-1 therapy; and a Phase 1/2 trial for the treatment of TP53 mutant relapsed/refractory CLL with venetoclax and rituximab or with ibrutinib. We are currently conducting a Phase 1 trial of APR-548 with azacitidine in TP53 mutant frontline and relapsed/refractory MDS. At this time, we cannot reasonably estimate the cost for initiating and completing other clinical trials or preclinical studies of eprenetapopt or other product candidates, as it will be highly dependent on the clinical data from ongoing clinical trials as well as any target disease subpopulations chosen for further evaluation. On August 4, 2021, the FDA placed a partial clinical hold on our clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy programs. We intend to work closely with the FDA to analyze the data, address the specific questions raised, and seek to resolve the partial clinical hold as soon as possible. On August 11, 2021, the FDA placed a clinical hold on our clinical trial of eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies. We intend to work with the FDA to address the specific questions raised and seek to resolve the clinical hold as soon as possible.

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

Foreign currency gain

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiary Aprea AB is measured using the foreign subsidiary’s local currency as the functional currency. Aprea AB cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statement of operations and comprehensive loss. Expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity and as other comprehensive loss on the consolidated statement of operations and comprehensive loss.

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

We also award restricted stock units (“RSUs”) to employees and directors. RSUs are generally subject to forfeiture if employment terminates prior to completion of the vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

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

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

	Three months ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$6,654,257	$10,694,029	$(4,039,772)
General and administrative	3,343,325	3,786,886	(443,561)
Total operating expenses	9,997,582	14,480,915	(4,483,333)
Other income (expense):
Interest (expense) income, net	(588)	2,678	(3,266)
Foreign currency gain	(252,843)	(1,889,690)	1,636,847
Total other (expense) income	(253,431)	(1,887,012)	1,633,581
Net loss	$(10,251,013)	$(16,367,927)	$6,116,914

Research and development expenses

	Three months ended June 30,
	2021	2020	Change
Eprenetapopt (APR-246)	$3,662,149	$7,568,258	$(3,906,109)
Other early-stage development programs	1,309,067	407,476	901,591
Unallocated research and development expenses	1,683,041	2,718,295	(1,035,254)
Total research and development expenses	$6,654,257	$10,694,029	$(4,039,772)

Research and development expenses for the three months ended June 30, 2021 were $6.7 million, compared to $10.7 million for the three months ended June 30, 2020. The overall decrease of $4.0 million was primarily due to the continued development of our lead product candidate, eprenetapopt, as follows:

●	a decrease of $3.0 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020. The $3.0 million decrease included $1.2 million related to the development of an in vitro companion diagnostic test for eprenetapopt during the three months ended June 30, 2021 for which there were no comparable costs during the three months ended June 30, 2020;
●	a decrease of $0.7 million related to our Phase 2 post-transplant MDS/AML clinical trial;
●	a decrease of $0.6 million in regulatory expenses primarily related to the scaled down preparation of a New Drug Application (NDA) for eprenetapopt; and
●	a decrease of $0.3 million in manufacturing expenses related to the pausing of scale-up of manufacturing activities for the anticipated commercial production of eprenetapopt.

The above decreases were offset, in part by the following:

●	an increase of $0.4 million related to our Phase 1/2 clinical trials in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy which enrolled its first patient in Q3 2020;
●	an increase of $0.1 million related to the development of a Phase 1 dose-escalation clinical trial of APR-548, a next generation p53 reactivator being developed in an oral dosage form; and
●	an increase of $0.2 million related to the development of a Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021 were $3.4 million, compared to $3.8 million for the three months ended June 30, 2020. The decrease of $0.4 million was primarily related to decreases in commercial development expense of $0.4 million, consulting expense of $0.3 million and personnel costs of $0.3 million, offset in part, by an increase of $0.6 million in non-cash stock-based compensation expense. The decrease in commercial development expense was related to the initiation of certain pre-commercialization activities such as market research and brand building in the three months ended June 30, 2020 for which there was no comparable expense for the comparable period in 2021. The decrease in consulting expense was related to decreased search fees and the decrease in personnel costs was primarily related to a decrease in planned headcount. The increase in non-cash stock-based compensation expense was primarily related to stock option and RSU grants made in February 2021 in connection with the Company’s annual compensation review.

Other income and expense

Foreign currency loss for the three months ended June 30, 2021 was $0.3 million compared to a foreign currency loss of $1.9 million for the three months ended June 30, 2020. The decrease in the foreign currency loss of $1.6 million was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended June 30, 2021. Interest expense for the three months ended June 30, 2021 consisted of interest expense associated with our facility leases, offset in part, by interest earned on our cash and cash equivalents.

Comparison of the six months ended June 30, 2021 and 2020

	Six months ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$13,418,105	$19,790,151	$(6,372,046)
General and administrative	6,769,158	6,563,354	205,804
Total operating expenses	20,187,263	26,353,505	(6,166,242)
Other income (expense):
Interest (expense) income	(1,645)	227,120	(228,765)
Foreign currency gain	269,140	358,201	(89,061)
Total other (expense) income	267,495	585,321	(317,826)
Net loss	$(19,919,768)	$(25,768,184)	$5,848,416

Research and development expenses

	Six months ended June 30,
	2021	2020	Change
Eprenetapopt (APR-246)	$7,465,322	$14,605,217	$(7,139,895)
Other early-stage development programs	2,425,067	976,917	1,448,150
Unallocated research and development expenses	3,527,716	4,208,017	(680,301)
Total research and development expenses	$13,418,105	$19,790,151	$(6,372,046)

Research and development expenses for the six months ended June 30, 2021 were $13.4 million, compared to $19.8 million for the six months ended June 30, 2020. The overall decrease of $6.4 million was primarily due to the continued development of our lead product candidate, eprenetapopt as follows:

●	a decrease of $6.2 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020. The $6.2 million decrease included $1.2 million related to the development of an in vitro companion diagnostic test for eprenetapopt during the six months ended June 30, 2021 for which there were no comparable costs during the six months ended June 30, 2021;
●	a decrease of $1.0 million related to our Phase 2 post-transplant MDS/AML clinical trial;
●	a decrease of $0.8 million in regulatory expenses primarily related to the scaled down preparation of a New Drug Application (NDA) for eprenetapopt; and
●	a decrease of $0.4 million in manufacturing expenses related to the pausing of scale-up of manufacturing activities for the anticipated commercial production of eprenetapopt;

The above decreases were offset, in part by the following:

●	an increase of $1.1 million related to our Phase 1/2 clinical trials in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy which enrolled its first patient in Q3 2020;

●	an increase of $0.5 million related to the development of a Phase 1 dose-escalation clinical trial of APR-548, a next generation p53 reactivator being developed in an oral dosage form; and
●	an increase of $0.5 million related to the development of a Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2021 were $6.8 million, compared to $6.6 million for the six months ended June 30, 2020. The decrease of $0.2 million was primarily related to decreases in consulting expense of $0.5 million, commercial development expense of $0.4 million and personnel costs of $0.2 million, offset in part, by an increase of $1.1 million in non-cash stock-based compensation expense. The decrease in commercial development expense was related to the initiation of certain pre-commercialization activities such as market research and brand building in the three months ended June 30, 2020 for which there was no comparable expense for the comparable period in 2021. The decrease in consulting expense was related to decreased recruiting and search fees and the decrease in personnel costs was primarily related a decrease in planned headcount. The increase in non-cash stock-based compensation expense was primarily related to stock option and RSU grants made in February 2021 in connection with the Company’s annual compensation review.

Other income and expense

Foreign currency gain for the six months ended June 30, 2021 was $0.3 million compared to a foreign currency gain of $0.4 million for the six months ended June 30, 2020. The decrease in foreign currency gain of $0.1 million was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the six months ended June 30, 2021. Interest expense for the six months ended June 30, 2021 consisted of interest expense associated with our facility leases, offset in part, by interest earned on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through June 30, 2021, we had received net proceeds of $223.9 million from our sales of preferred and common stock. As of June 30, 2021, we had cash and cash equivalents of $69.8 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(19,273,989)	$(17,179,938)
Investing activities	--	(10,144)
Financing activities	--	150,949
Net decrease in cash and cash equivalents	$(19,273,989)	$(17,039,133)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $19.3 million for the six months ended June 30, 2021 compared to $17.2 million for the six months ended June 30, 2020. The increase in cash used in operating activities of $2.1 million was primarily attributable to a decrease in our net loss of $5.8 million and a decrease in operating assets and liabilities of $9.6 million, partially offset by an increase in non-cash stock-based compensation of $1.5 million and a decrease in foreign currency gains of $0.1 million.

Investing activities.

No cash was used in investing activities for the six months ended June 30, 2021, while $10,144 was used in investing activities for the six months ended June 30, 2020. Cash used in investing activities for the six months ended June 30, 2020 represented the acquisition of property and equipment.

Financing activities.

No cash was provided by financing activities for the six months ended June 30, 2021, while $150,949 was provided by financing activities for the six months ended June 30, 2020. Cash provided by financing activities for the six months ended June 30, 2020 represented proceeds received from the exercise of stock options.

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

As of June 30, 2021, we had cash and cash equivalents of $69.8 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of June 30, 2021, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

Foreign Currency Exchange Rate Risk

We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiaries’ revenues, expenses, assets and liabilities. The financial position and results of operations of our subsidiary Aprea AB is measured using the foreign subsidiary’s local currency as the functional currency. Aprea AB cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statement of operations and comprehensive loss.

Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. In addition, we do not believe that we currently have any significant direct foreign exchange risk. Accordingly, we have not used any derivative financial instruments to hedge exposure to such risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $10.3 million and $19.9 million for the three and six months ended June 30, 2021, respectively, and $53.5 million, $28.1 million and $15.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our accumulated deficit was $163.9 million and $144.0 million as of June 30, 2021 and December 31, 2020, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. Our lead product candidate, eprenetapopt or APR-246, is in clinical development. A second generation compound, APR-548, is also in clinical development, and we are developing other product candidates currently in preclinical research. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. As a result, it could be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

To date, we have used approximately $21.2 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus. There has been no material change in the planned use of the remaining proceeds from our IPO, as described in our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits.

Exhibit Index

Exhibit
Number	Description of Document

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Date: August 12, 2021	Aprea Therapeutics, Inc.

	By:	/s/ Christian S. Schade
Christian S. Schade
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)