Form 10-Q
period 2021-09-30
Aprea Therapeutics, Inc.
filed 2021-11-08
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 21,465,140 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 8, 2021.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

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

Aprea Therapeutics, Inc.

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$61,428,404	$89,017,686
Prepaid expenses and other current assets	750,929	3,399,019
Total current assets	62,179,333	92,416,705
Property and equipment, net	27,318	38,515
Right of use lease asset	248,834	320,616
Other noncurrent assets	29,375	29,383
Total assets	$62,484,860	$92,805,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,548,388	$4,503,619
Accrued expenses	6,267,429	10,571,237
Lease liability—current	223,999	256,309
Total current liabilities	9,039,816	15,331,165
Lease liability—noncurrent	29,773	78,847
Total liabilities	9,069,589	15,410,012
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,360,140 and 21,186,827 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	21,360	21,187
Additional paid-in capital	237,227,804	231,418,356
Accumulated other comprehensive loss	(10,454,699)	(10,037,261)
Accumulated deficit	(173,379,194)	(144,007,075)
Total stockholders’ equity	53,415,271	77,395,207
Total liabilities and stockholders' equity	$62,484,860	$92,805,219

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$6,015,616	$8,761,095	$19,433,721	$28,551,246
General and administrative	3,414,795	3,473,210	10,183,953	10,036,564
Total operating expenses	9,430,411	12,234,305	29,617,674	38,587,810
Other income (expense):
Interest (expense) income, net	(33)	(9,212)	(1,678)	217,908
Foreign currency (loss) gain	(21,907)	(74,565)	247,233	283,636
Total other (expense) income	(21,940)	(83,777)	245,555	501,544
Net loss	$(9,452,351)	$(12,318,082)	$(29,372,119)	$(38,086,266)
Other comprehensive loss:
Foreign currency translation	(207,608)	(168,982)	(417,438)	(836,852)
Total comprehensive loss	(9,659,959)	(12,487,064)	(29,789,557)	(38,923,118)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.58)	$(1.39)	$(1.80)
Weighted-average common shares outstanding, basic and diluted	21,231,584	21,186,827	21,201,910	21,115,797

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional	Other		Stockholders’
	Common Stock		Paid‑in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balance, December 31, 2019	21,022,752	$21,023	$226,284,548	$(11,533,778)	$(90,528,263)	$124,243,530
Exercise of stock options	164,075	164	150,785	—	—	150,949
Stock‑based compensation	—	—	2,161,931	—	—	2,161,931
Foreign currency translation	—	—	—	(667,870)	—	(667,870)
Net loss	—	—	—	—	(25,768,184)	(25,768,184)
Balance, June 30, 2020	21,186,827	$21,187	$228,597,264	$(12,201,648)	$(116,296,447)	$100,120,356
Stock‑based compensation	—	—	1,389,647	—	—	1,389,647
Foreign currency translation	—	—	—	(168,982)	—	(168,982)
Net loss	—	—	—	—	(12,318,082)	(12,318,082)
Balance, September 30, 2020	21,186,827	$21,187	$229,986,911	$(12,370,630)	$(128,614,529)	$89,022,939

Balance, December 31, 2020	21,186,827	$21,187	$231,418,356	$(10,037,261)	$(144,007,075)	$77,395,207
Stock‑based compensation	—	—	3,686,060	—	—	3,686,060
Foreign currency translation	—	—	—	(209,830)	—	(209,830)
Net loss	—	—	—	—	(19,919,768)	(19,919,768)
Balance, June 30, 2021	21,186,827	$21,187	$235,104,416	$(10,247,091)	$(163,926,843)	$60,951,669
Exercise of stock options	93,894	94	86,876	—	—	86,970
Vesting of restricted stock units	79,419	79	(79)	—	—	—
Stock‑based compensation	—	—	2,036,591	—	—	2,036,591
Foreign currency translation	—	—	—	(207,608)	—	(207,608)
Net loss	—	—	—	—	(9,452,351)	(9,452,351)
Balance, September 30, 2021	21,360,140	$21,360	$237,227,804	$(10,454,699)	$(173,379,194)	$53,415,271

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,372,119)	$(38,086,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,860	12,177
Stock‑based compensation	5,722,651	3,551,578
Amortization of right of use lease asset	195,825	160,540
Foreign currency (gain)	(247,233)	(283,636)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,648,090	1,698,801
Accounts payable	(1,955,231)	2,173,125
Accrued expenses and other liabilities	(4,303,808)	2,441,836
Lease liability	(205,427)	(271,625)
Net cash used in operating activities	(27,507,392)	(28,603,470)
Cash flows from investing activities:
Purchases of property and equipment	—	(9,419)
Net cash used in investing activities	—	(9,419)
Cash flows from financing activities:
Proceeds from the exercise of stock options	86,970	150,949
Net cash provided by financing activities	86,970	150,949
Decrease in cash and cash equivalents	(27,420,422)	(28,461,940)
Effect of exchange rate changes on cash	(168,860)	(480,296)
Cash and cash equivalents—beginning of year	89,017,686	130,088,869
Cash and cash equivalents—end of period	$61,428,404	$101,146,633

Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$124,043	$-

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

The Company believes that the September 30, 2021 cash balance of approximately $61.4 million will be sufficient to fund the Company’s operations into 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine months ended September 30,
	2021	2020
Options to purchase common stock	4,719,115	3,771,459
Unvested restricted stock units	399,719	—
Total shares of common stock equivalents	5,118,834	3,771,459

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

3. Leases

The Company is party to two operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for three and nine months ended September 30, 2021 was $81,657 and $257,744, respectively. Rent expense for the three and nine months ended September 30, 2020 was $84,482 and $241,807, respectively.

The Company has an operating lease in Boston, Massachusetts for office space which was amended effective July 1, 2021. The lease will now expire on December 31, 2022 and does not have any renewal options. The Company also has an operating lease for office and laboratory space in Solna, Sweden that expires in June 2022.

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
Lease Cost	2021	2020	2021	2020
Operating lease cost	$59,700	$56,834	$176,104	$168,900
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$64,056	$62,909	$191,022	$188,727
Operating lease liabilities arising from obtaining right‑of‑use assets	$124,043	$—	$124,043	$—
Weighted average remaining lease term (years)	0.75 - 1.25	1.25 - 1.75	0.75 - 1.25	1.25 - 1.75
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future lease payments under noncancelable leases are as follows at September 30, 2021:

Operating
Future Lease Payments	Leases
2021	$65,800
2022	195,861
Total Lease Payments	$261,661
Less: Imputed Interest	(7,889)
Total Lease Liabilities	$253,772

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

4. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Professional fees	$168,485	$224,424
Compensation and benefits	1,115,320	1,515,312
Research and development	4,424,556	8,158,302
Other	559,068	673,199
Total accrued expenses	$6,267,429	$10,571,237

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $50.0 million of shares of the Company’s common stock. As of September 30, 2021, no sales of any of the Company’s common stock occurred under the ATM program.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2,036,591, and $5,722,651 for the three and nine months ended September 30, 2021, respectively. The Company recorded stock-based compensation expense of $1,389,647 and $3,551,578 for the three and nine months ended September 30, 2020, respectively.

.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2021 and 2020. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

As of September 30, 2021 and December 31, 2020, the Company had approximately $0.8 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2021 and 2020.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2021, the Company has not recorded a provision for any contingent losses.

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

Our lead product candidate, APR-246, or eprenetapopt, is a small molecule p53 reactivator that is in clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. Eprenetapopt has received orphan drug and fast track designations from the FDA for MDS, orphan drug and fast track designations from the FDA for AML and orphan drug designation from the European Commission for MDS and AML, and we believe eprenetapopt will be a first-in-class therapy if approved by applicable regulators. We are conducting, supporting and planning multiple clinical trials of eprenetapopt and APR-548.

On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy programs. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial. In particular, the FDA requested more information related to a potential risk-reward imbalance between the combination of eprenetapopt and azacitidine versus azacitidine alone as it relates to increased adverse events in our Phase 3 frontline clinical trial in MDS.

There are approximately 9 patients currently receiving eprenetapopt in combination with azacitidine in our myeloid malignancy programs, which includes the MDS, AML and post-transplant maintenance trials, all of which have completed enrollment. Patients who are benefiting from treatment can continue to receive study treatment. As part of the partial clinical hold, no additional patients can be enrolled to these clinical trials until the partial clinical hold is resolved. We intend to work with the FDA to analyze the data, address the specific questions raised, and seek to resolve the partial clinical hold as soon as possible.

On August 11, 2021, the FDA placed a clinical hold on our clinical trial evaluating eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial. There are no patients currently receiving study treatment in this trial and no additional patients can be enrolled until the clinical hold is resolved. We intend to work with the FDA to address the specific questions raised and seek to resolve the clinical hold as soon as possible.

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

its predefined primary endpoint of complete remission (CR) rate. Analysis of the primary endpoint at this data cut demonstrated a higher CR rate (53% more patients achieving a CR) in the experimental arm receiving eprenetapopt with azacitidine versus the control arm receiving azacitidine alone but did not reach statistical significance. Based on a thorough analysis of the current Phase 3 trial data and comparisons to the U.S. and French Phase 1b/2 trials, we believe that despite similar types and frequency of adverse events observed in the Phase 3 experimental arm and the Phase 1b/2 trials, patients in the Phase 3 experimental arm experienced substantially more study treatment dose modifications compared to the experience in the U.S. and French Phase 1b/2 trials. We believe that the dose modifications of eprenetapopt and azacitidine led to undertreatment in the Phase 3 experimental arm that negatively impacted efficacy, particularly the primary endpoint of CR rate. We continue to follow patients who remain on-study. Based on initial feedback from the FDA and the partial clinical hold on our myeloid malignancy programs, we believe that there is no registrational pathway for this Phase 3 trial and we have voluntarily withdrawn our Breakthrough Therapy designation.
●	Phase 2 MDS/AML Post-Transplant Trial -- In July 2021, we announced positive results from a single-arm, open-label Phase 2 clinical trial evaluating eprenetapopt with azacitidine as post-transplant maintenance therapy in TP53 mutant MDS and AML patients who have received an allogeneic stem cell transplant. The primary endpoint of the trial is the rate of relapse-free survival (RFS) at 12 months. In 33 patients enrolled in the trial, the RFS at 1-year post-transplant was 58% and the median RFS was 12.1 months. The overall survival (OS) at 1-year post-transplant was 79%, with a median OS of 19.3 months. Prior clinical trials evaluating post-transplant outcomes in TP53 mutant MDS and AML patients have reported a 1-year post-transplant RFS of ~30% and a median OS of ~5-8 months. As part of our plan to seek to resolve the partial clinical hold, we plan to share data with the FDA. Data from this clinical trial has been accepted for oral presentation at the 63rd American Society of Hematology (ASH) Annual Meeting on December 12, 2021 (abstract #409) and we may also present data from this clinical trial at additional future scientific or medical conferences.
●	Phase 1/2 AML Trial -- We are currently conducting a Phase 1/2 clinical trial, which is currently subject to a partial clinical hold, evaluating the safety, tolerability, and preliminary efficacy of eprenetapopt therapy in TP53 mutant AML patients. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine, and no dose-limiting toxicities were observed in 12 patients receiving either regimen. Based on these results, we have expanded the trial to treat 33 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine. In June 2021, we announced that the regimen of eprenetapopt with venetoclax and azacitidine met the CR primary efficacy endpoint. In 30 patients who were evaluable for efficacy at the time of the analysis, the CR rate was 37% and the composite response rate of CR plus CR with incomplete hematologic recovery (CRi), CR/CRi, was 53%. The trial met the primary efficacy endpoint of CR, which is based on a Simon 2-stage design. We plan to continue collecting data from this Phase 2 clinical trial and share data with the FDA as part of our effort to resolve the partial clinical hold. Data from this clinical trial has been accepted for poster presentation at the 63rd American Society of Hematology (ASH) Annual Meeting on December 13, 2021 (abstract #3409) and we may also present data from this clinical trial at additional future scientific or medical conferences.
●	Phase 1 NHL Trial -- We have initiated a Phase 1 clinical trial, which is currently subject to a clinical hold, in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with acalabrutinib in order to further assess eprenetapopt in hematological malignancies. The first patient was enrolled in the first quarter of 2021. The Company intends to work with the FDA to address the specific questions raised, and seek to resolve the clinical hold as soon as possible.
●	Phase 1/2 Solid Tumor Trial – We are currently conducting a Phase 1/2 clinical trial in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy. The dose-escalation phase of the trial enrolled 6 patients with advanced solid tumors and no dose-limiting toxicities were observed. Based on these results, we enrolled additional patients into expansion cohorts for advanced gastric, bladder and non-small cell lung cancers. Data from this trial was presented at the European Society of Medical Oncology (ESMO) Congress 2021 (Presentation #516MO) and reported interim results for 31 patients who had initiated treatment, including three gastric/GFJ, three bladder/urothelial cancer and 19 non-small lung cancer (NSCLC) patients. In the bladder/urothelial cohort, one patient with localized TP53 mutant high-grade transitional cell bladder cancer had achieved complete remission (CR) by RECIST criteria at the first response assessment at 9 weeks. In the NSCLC cohort, two patients with TP53 mutant squamous NSCLC had reductions in target lesions of 26.7% and 8.2%, respectively, from baseline by RECIST criteria at the first response assessment at 9 weeks.
●	APR-548 Phase 1 Trial – Our second product candidate, APR-548, is a next generation p53 reactivator that is being developed in an oral dosage form. We are currently enrolling a Phase 1 dose-escalation clinical trial evaluating safety, tolerability, and preliminary efficacy of APR-548 with azacitidine in frontline and relapsed/refractory MDS patients. The trial is open and patients are enrolled in the first dosing cohort.

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

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through September 30, 2021, we had received net proceeds of approximately $224.0 million from our sales of preferred and common stock.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $9.5 million and $29.4 million for the three and nine months ended September 30, 2021, respectively, $12.3 million and $38.1 million for the three and nine months ended September 30, 2020, respectively, and $53.5 million, $28.1 million and $15.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of September 30, 2021, we had an accumulated deficit of $173.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of September 30, 2021, we had cash and cash equivalents of $61.4 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

We have assessed both capacity and the current clinical supply chain associated with the production of eprenetapopt and APR-548 and have observed no disruptions to date in our clinical supply chain and our ability to provide supply for our on-going clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the three and nine months ended September 30, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

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

We cannot determine with certainty the duration and costs of the current or future clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of our ongoing clinical trials of eprenetapopt and APR-548, as well as of any future clinical trials of eprenetapopt, APR-548, or other product candidates and other research and development activities that we may conduct;
●	our ability to resolve the partial clinical hold on our clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy programs;
●	our ability to resolve the clinical hold on our clinical trial of eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies;
●	uncertainties in clinical trial design and patient enrollment rates;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of, and any limitations imposed by regulatory bodies on, any marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We are currently conducting multiple clinical trials of eprenetapopt: a Phase 3 trial in the United States for the treatment of TP53 mutant MDS with azacitidine which is supported by published data from two Phase 1b/2 investigator-initiated trials, one in the U.S. and one in France testing eprenetapopt with azacitidine as frontline treatment in TP53 mutant MDS and AML patients; a Phase 2 trial of post-transplant maintenance therapy with azacitidine in TP53 mutant MDS and AML; a Phase 1b/2 trial for the treatment of TP53 mutant AML with venetoclax and azacitidine; a Phase 1/2 solid tumor trial assessing eprenetapopt with anti-PD-1 therapy; and a Phase 1/2 trial for the treatment of TP53 mutant relapsed/refractory CLL with venetoclax and rituximab or with ibrutinib. We are currently conducting a Phase 1 trial of APR-548 with azacitidine in TP53 mutant frontline and relapsed/refractory MDS. At this time, we cannot reasonably estimate the cost for initiating and completing other clinical trials or preclinical studies of eprenetapopt or other product candidates, as it will be highly dependent on the clinical data from ongoing clinical trials as well as any target disease subpopulations chosen for further evaluation. On August 4, 2021, the FDA placed a partial clinical hold on our clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy programs. We intend to work with the FDA to analyze the data, address the specific questions raised, and seek to resolve the partial clinical hold as soon as possible. On August 11, 2021, the FDA placed a clinical hold on our clinical trial of eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies. We intend to work with the FDA to address the specific questions raised and seek to resolve the clinical hold as soon as possible.

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

We may remain classified as an EGC until the end of the fiscal year in which the fifth anniversary of our IPO occurs, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last trading day of the second quarter before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

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

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

	Three months ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$6,015,616	$8,761,095	$(2,745,479)
General and administrative	3,414,795	3,473,210	(58,415)
Total operating expenses	9,430,411	12,234,305	(2,803,894)
Other income (expense):
Interest (expense) income, net	(33)	(9,212)	9,179
Foreign currency gain	(21,907)	(74,565)	52,658
Total other (expense) income	(21,940)	(83,777)	61,837
Net loss	$(9,452,351)	$(12,318,082)	$2,865,731

Research and development expenses

	Three months ended September 30,
	2021	2020	Change
Eprenetapopt (APR-246)	$3,378,188	$7,923,977	$(4,545,789)
Other early-stage development programs	1,067,960	428,485	639,475
Unallocated research and development expenses	1,569,468	408,632	1,160,835
Total research and development expenses	$6,015,616	$8,761,095	$(2,745,479)

Research and development expenses for the three months ended September 30, 2021 were $6.0 million, compared to $8.7 million for the three months ended September 30, 2020. The overall decrease of $2.7 million was primarily due to the continued development of our lead product candidate, eprenetapopt, as follows:

●	a decrease of $2.3 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020. The $2.3 million decrease included $1.0 million related to the development of an in vitro companion diagnostic test for eprenetapopt during the three months ended September 30, 2020 for which there were no comparable costs during the three months ended September 30, 2021;
●	a decrease of $0.5 million related to the development of a Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies; and
●	a decrease of $0.3 million in manufacturing expenses related to the pausing of scale-up of manufacturing activities for the anticipated commercial production of eprenetapopt.

The above decreases were offset, in part by the following:

●	an increase of $0.3 million related to pre-clinical activities; and
●	an increase of $0.1 million related to the development of a Phase 1 dose-escalation clinical trial of APR-548, a next generation p53 reactivator being developed in an oral dosage form.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 were $3.4 million, compared to $3.5 million for the three months ended September 30, 2020. The decrease of $0.1 million was primarily related to decreases in commercial development expense of $0.8 million, offset in part, by an increase of $0.2 million in non-cash stock-based compensation expense, an increase of $0.2 million in legal expenses and an increase of $0.2 million in personnel costs. The decrease in commercial development expense was related to the initiation of certain pre-commercialization activities such as market research and brand building in the three months ended September 30, 2020 for which there was no comparable expense for the comparable period in 2021. The increase in non-cash stock-based compensation expense was primarily related to stock option and RSU grants made in February 2021 in connection with the Company’s annual compensation review for employees and stock option and RSU grants made in June 2021 in connection with the Company’s annual compensation review for its non-employee board members.

Other income and expense

Foreign currency loss for the three months ended September 30, 2021 was $21,907 compared to a foreign currency loss of $74,565 for the three months ended September 30, 2020. The decrease in the foreign currency loss of $52,658 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended September 30, 2021. Interest expense for the three months ended September 30, 2021 consisted of interest expense associated with our facility leases, offset in part, by interest earned on our cash and cash equivalents.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine months ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$19,433,721	$28,551,246	$(9,117,525)
General and administrative	10,183,953	10,036,564	147,389
Total operating expenses	29,617,674	38,587,810	(8,970,136)
Other income (expense):
Interest (expense) income	(1,678)	217,908	(219,586)
Foreign currency gain	247,233	283,636	(36,403)
Total other (expense) income	245,555	501,544	(255,989)
Net loss	$(29,372,119)	$(38,086,266)	$8,714,147

Research and development expenses

	Nine months ended September 30,
	2021	2020	Change
Eprenetapopt (APR-246)	$10,843,510	$22,529,194	$(11,685,684)
Other early-stage development programs	3,493,027	1,405,402	2,087,625
Unallocated research and development expenses	5,097,184	4,616,650	480,534
Total research and development expenses	$19,433,721	$28,551,246	$(9,117,525)

Research and development expenses for the nine months ended September 30, 2021 were $19.4 million, compared to $28.5 million for the nine months ended September 30, 2020. The overall decrease of $9.1 million was primarily due to the continued development of our lead product candidate, eprenetapopt as follows:

●	a decrease of $8.6 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020. The $8.6 million decrease included $2.2 million related to the development of an in vitro companion diagnostic test for eprenetapopt during the nine months ended September 30, 2020 for which there were no comparable costs during the nine months ended September 30, 2021;
●	a decrease of $1.4 million related to our Phase 2 post-transplant MDS/AML clinical trial; and
●	a decrease of $0.7 million in manufacturing expenses related to the pausing of scale-up of manufacturing activities for the anticipated commercial production of eprenetapopt.

The above decreases were offset, in part by the following:

●	an increase of $1.0 million related to our Phase 1/2 clinical trials in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy which enrolled its first patient in Q3 2020; and
●	an increase of $0.6 million related to the development of a Phase 1 dose-escalation clinical trial of APR-548, a next generation p53 reactivator being developed in an oral dosage form.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2021 were $10.2 million, compared to $10.0 million for the nine months ended September 30, 2020. The increase of $0.2 million was primarily related to increases of $1.4 million in non-cash stock-based compensation expense, $0.3 million in legal expense and $0.2 million in insurance expense, offset in part by decreases in commercial development expense of $1.1 million and $0.7 million of consulting expense. The increase in non-cash stock-based compensation expense was primarily related to stock option and RSU grants made in February 2021 in connection with the Company’s annual compensation review for employees and stock option and RSU grants made in June 2021 in connection with the Company’s annual compensation review for its non-employee board members. The decrease in commercial development expense was related to the initiation of certain pre-commercialization activities such as market research and brand building in the nine months ended September 30, 2020 for which there was no comparable expense for the comparable period in 2021. The decrease in consulting expense was related to decreased recruiting and search fees.

Other income and expense

Foreign currency gain for the nine months ended September 30, 2021 was $0.2 million compared to a foreign currency gain of $0.3 million for the nine months ended September 30, 2020. The decrease in foreign currency gain of $0.1 million was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the nine months ended September 30, 2021. Interest expense for the nine months ended September 30, 2021 consisted of interest expense associated with our facility leases, offset in part, by interest earned on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through September 30, 2021, we had received net proceeds of $224.0 million from our sales of preferred and common stock. As of September 30, 2021, we had cash and cash equivalents of $61.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(27,507,392)	$(28,603,470)
Investing activities	--	(9,419)
Financing activities	86,970	150,949
Net decrease in cash and cash equivalents	$(27,420,422)	$(28,461,940)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $27.5 million for the nine months ended September 30, 2021 compared to $28.6 million for the nine months ended September 30, 2020. The decrease in cash used in operating activities of $1.0 million was primarily attributable to a decrease in our net loss of $8.7 million and a decrease in operating assets and liabilities of $9.9 million, partially offset by an increase in non-cash stock-based compensation of $2.2 million.

Investing activities.

No cash was used in investing activities for the nine months ended September 30, 2021, while $9,419 was used in investing activities for the nine months ended September 30, 2020. Cash used in investing activities for the nine months ended September 30, 2020 represented the acquisition of property and equipment.

Financing activities.

Cash provided by financing activities was $86,970 and $150,949 for the nine months ended September 30, 2021 and 2020, respectively and represented proceeds received from the exercise of stock options.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to eprenetapopt, APR-548 and other product candidates and programs which are still in the early stages of clinical development. In addition, we have incurred and continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	conduct our current and future clinical trials and additional preclinical research of eprenetapopt and APR-548;
●	decide to continue with the development of an in vitro companion diagnostic test for eprenetapopt;
●	initiate and continue research and preclinical and clinical development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company; and
●	continue to operate as a public company.

As of September 30, 2021, we had cash and cash equivalents of $61.4 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of eprenetapopt and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of eprenetapopt for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for eprenetapopt and our other product candidates;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, and although we may explore such opportunities from time to time during the normal course of business, we have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the impact of COVID-19 on the financial markets in general and on our business in particular;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

Shelf Registration Statement

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market offering program for the sale of up to $50.0 million of shares of our common stock. As of September 30, 2021, no sales of our common stock occurred under the at-the-market offering program.

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

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of September 30, 2021, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $9.5 million and $29.4 million for the three and nine months ended September 30, 2021, respectively, and $53.5 million, $28.1 million and $15.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our accumulated deficit was $173.4 million and $144.0 million as of September 30, 2021 and December 31, 2020, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. Our lead product candidate, eprenetapopt or APR-246, is in clinical development. A second generation compound, APR-548, is also in clinical development, and we are developing other product candidates currently in preclinical research. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. In August 2021, we announced the FDA placed a partial hold on the clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy program and placed a clinical hold on our clinical trial evaluating eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies. As a result, it could be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Through September 30, 2021, we have used approximately $29.3 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus. There has been no material change in the planned use of the remaining proceeds from our IPO, as described in our IPO prospectus.

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

Date: November 8, 2021	Aprea Therapeutics, Inc.

	By:	/s/ Christian S. Schade
Christian S. Schade
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)