Form 10-K
period 2021-12-31
Aprea Therapeutics, Inc.
filed 2022-03-15
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ⌧	Smaller reporting company ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $70.4 million.

There were 21,974,302 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Aprea Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2021

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from the outbreak of the novel coronavirus, COVID-19;
●	the prospects of eprenetapopt and other product candidates, which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of eprenetapopt or APR-548;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our expectations regarding the timing of data from our clinical trials;
●	market acceptance or commercial success of eprenetapopt or any other product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for eprenetapopt and our other product candidates, if approved for commercial use, and market acceptance;

●	our ability to obtain regulatory approval of eprenetapopt and our other product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering eprenetapopt and our other product candidates;
●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for eprenetapopt and our other product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize eprenetapopt and our other product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with the manufacturing, commercialization, packaging, and distribution of eprenetapopt and our other product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce eprenetapopt and our other product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics that reactivate mutant p53 tumor suppressor protein. p53 is the protein expressed from the TP53 gene, the most commonly mutated gene in cancer. We believe that mutant p53 is an attractive therapeutic target due to the high incidence of p53 mutations across a range of cancer types and its involvement in key cellular activities such as apoptosis. Cancer patients with mutant p53 face a significantly inferior prognosis even when treated with the current standard of care, and a large unmet need for these patients remains. Our lead product candidate, APR-246, or eprenetapopt, is a small molecule p53 reactivator that is in clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. Eprenetapopt has received Orphan Drug and Fast Track designations from the FDA for MDS, Fast Track designation from the FDA for AML, and Orphan Drug designation from the European Commission for MDS and AML, and we believe eprenetapopt will be a first-in-class therapy if approved by applicable regulators.

We are conducting multiple trials in hematologic malignancy indications, which have a small number of patients on study treatment, including a Phase 3 trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS and which is supported by published data from two Phase 1b/2 investigator-initiated trials in the U.S. (Sallman et al., J Clin Oncol, 2021) and France (Cluzeau et al., J Clin Oncol, 2021); a Phase 2 trial of eprenetapopt with azacitidine for the post-allogeneic hematopoietic cell transplantation (allo-HCT) maintenance treatment of TP53 mutant MDS/AML; a Phase 1/2 trial of eprenetapopt with venetoclax ± azacitidine for the treatment of frontline and relapsed/refractory AML; and a Phase 1 clinical trial for the treatment of TP53 mutant chronic lymphoid leukemia (CLL) with either eprenetapopt with venetoclax and rituximab, or eprenetapopt with ibrutinib. In addition, we have also tested eprenetapopt with anti-PD-1 therapy in solid tumor patients through a Phase 1/2 clinical trial in advanced gastric, bladder and non-small cell lung cancers. We are currently in the planning phase for two new clinical trials: a Phase 1 trial evluating eprenetapopt with azacitidine in relpased/refractory MDS/AML and a Phase 1 trial evaluating eprenetapopt with venetoclax and rituximab in relapsed/refractory Richter’s transformed CLL. We initiated a Phase 1 clinical trial testing APR-548 in relapsed/refractory MDS and AML. Enrollment in the first dosing cohort was completed and pharmacokinetic and adverse event data will be collected and analyzed. We have no current plans to enroll additional patients into the trial. We have assembled a management team with extensive experience in the discovery, development and commercialization of novel oncology drugs to support our mission of developing p53-reactivating therapies for cancer patients.

Our lead programs are summarized below. We currently retain global development and commercialization rights to all of our product candidates.

(1)	Trial did not achieve statistical significance in primary endpoint of complete remission
(2)	Azacitidine
(3)	Venetoclax
(4)	Venetoclax + rituximab

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

Our lead product candidate, eprenetapopt, is a small molecule that has demonstrated reactivation of mutant p53 in clinical trials. Promising clinical data support the application of eprenetapopt across a variety of hematologic malignancies and other oncologic indications. Eprenetapopt is a pro-drug that is administered intravenously and forms the active moiety, 2-methylene-quinuclidin-3-one, or MQ, under physiological conditions. Eprenetapopt has been shown to induce apoptosis in cancer cells with mutant p53 in Phase 1/2 trials. We believe the mechanism of action of eprenetapopt may provide the basis for its combination with both conventional and novel therapies, such as targeted therapies, chemotherapy, radiotherapy and immuno-therapy. Eprenetapopt has received Orphan Drug and Fast Track designations from the FDA for MDS, Fast Track designation from the FDA for AML, and Orphan Drug designation from the European Commission for MDS, AML and ovarian cancer.

Our ongoing clinical trials of eprenetapopt have a small number of patients remaining on study treatmentt. We are in the planning phase for additional clinical trials of eprenetapopt and are continuing to evaluate other development opportunities.

Myeloid Malignancy Program

●	Our myeloid malignancy program includes ongoing clinical trials in MDS, AML and post-transplant maintenance therapy in MDS/AML. On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our Phase 3 frontline MDS clinical trial, our Phase 2 MDS/AML Post-Transplant clinical trial and our Phase 1/2 AML clinical trial. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial. In particular, the FDA requested more information related to a potential risk-reward imbalance between the combination of eprenetapopt and azacitidine versus azacitidine alone as it relates to increased serious adverse events in the Phase 3 frontline clinical trial in MDS. At the time of the clinical hold announcement the MDS, AML and post-transplant maintenance trials had all completed enrollment. Patients who were benefiting from treatment could continue to receive study treatment. In December 2021 we discussed with FDA the data and analyses from the Phase 3 trial and reached preliminary agreement on proposals for new clinical trials in myeloid malignancies. In the first quarter of 2022, FDA informed us that it would continue the partial clinical hold on these three clinical trials, allowing patients currently on and benefiting from treatment to continue with treatment, but prohibiting enrollment of new patients. As all trials had already achieved full enrollment and primary endpoint readout, we had no plans to enroll new patients into any of these trials. However, FDA gave us clearance to proceed under our existing myeloid malignancy IND with a new clinical trial in relapsed/refractory MDS and AML.
●	Phase 3 MDS Trial—In December 2020 we reported primary data cutoff results, including the primary endpoint of complete remission (CR), from a Phase 3 open-label, randomized, controlled trial evaluating eprenetapopt with azacitidine as frontline therapy in HMA-naïve TP53 mutant MDS patients. Analysis of the primary endpoint at this data cut demonstrated a 53% higher number of patients achieving a CR in the experimental arm receiving eprenetapopt with azacitidine versus the control arm receiving azacitidine alone but did not reach statistical significance. In the intention-to-treat population of 154 patients, the CR rate in the eprenetapopt with azacitidine arm was 33.3% (95% confidence interval (CI): 23.1 – 44.9%) compared to 22.4% (95% CI: 13.6% - 33.4%) in the azacitidine alone arm (P = 0.13). At the last pre-specified timepoint set forth in the statistical analysis plan, occurring at 12 months following enrollment of the last patient (LPI + 12), the CR rate in the experimental arm was 34.6% versus 22.4% in the control arm.
●	Phase 2 MDS/AML Post-Transplant Trial— In July 2021, we announced positive results from a single-arm, open-label Phase 2 clinical trial evaluating eprenetapopt with azacitidine as post-transplant maintenance therapy in TP53 mutant MDS and AML patients who have received an allogeneic stem cell transplant. The primary endpoint of the trial is the rate of relapse-free survival (RFS) at 12 months. In 33 patients enrolled in the trial, the RFS at 1-year post-transplant was 58% and the median RFS was 12.1 months. The overall survival (OS) at 1-year post-transplant was 79%, with a median OS of 19.3 months. Updated data with longer duration of follow-up was presented at the 2021 American Society of Hematology (ASH) annual meeting. Results reported at ASH described a 1-year post-transplant RFS of 60% and median RFS of 12.5 months. In addition, the 1-year post-transplant OS was 79% and median OS was 20.6 months. Prior clinical trials evaluating post-transplant outcomes in TP53 mutant MDS and AML patients have reported a 1-year post-transplant RFS of ~30% and a median OS of ~5-8 months. The post-transplant regimen of eprenetapopt and azacitidine was well-tolerated among patients in the trial. We are in discussions with the Center for International Blood and Marrow Transplant Research (CIBMTR) and the Blood and Marrow Transplant Clinical Trials Network (BMTCTN) regarding registrational trial design for post-transplant maintenance therapy in MDS/AML and are currently planning for initiation of enrollment in 2023.
●	Phase 1/2 AML Trial—In June 2021, we announced positive results from our Phase 1/2 trial evaluating eprenetapopt therapy in TP53 mutant MDS and AML patients. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine, and no dose-limiting toxicities were observed in 12 patients receiving either regimen. Based on these results, we expanded the trial to treat 33 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine. In June 2021, we announced that the regimen of eprenetapopt with venetoclax and azacitidine met the primary efficacy endpoint. In 30 patients who were evaluable for efficacy at the time of the analysis, the CR rate was 37% and the complete response rate was CR plus CR with incomplete hematologic recovery (CRi), CR/CRi, was 53%. Updated data with longer duration of follow-up was presented at the 2021 ASH annual meeting. Results reported at ASH described in 39 evaluable patients a CR rate of 39%, CR/CRi rate of 56%, CR plus CR with hematologic recovery (CR/CRh) rate of 56% and ORR of 64%. The data suggest that the triplet combination of eprenetapopt, venetoclax and azacitidine was tolerable as an outpatient regimen.
●	Phase 1 Relapsed/Refractory MDS/AML Trial—We are currently in the planning phase for new trials under our existing myeloid malignancy IND in relapsed/refractory (R/R) MDS/AML with dose-optimization studies. In the first quarter of 2022 we received clearance from FDA to proceed with the trial. The trial is designed to seek to determine the optimal pharmacologically active dose of eprenetapopt in combination with azacitidine in relapsed/refractory (R/R) MDS/AML. Preliminary tolerability and efficacy data from these studies may be available in late 2022 or early 2023.

Lymphoid Malignancy Program

Our lymphoid malignancy program includes our clinical trial evaluating eprenetapopt in patients with non-Hodgkin lymphomas (NHL). On August 11, 2021, FDA placed a clinical hold on this trial. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial in our myeloid malignancy program. In particular, the FDA requested more information related to a potential risk-reward imbalance between the combination of eprenetapopt and azacitidine versus azacitidine alone as it relates to increased serious adverse events in the Phase 3 frontline clinical trial in MDS. At the time of the clinical hold announcement the NHL trial had enrolled one patient. Patients who were benefiting from treatment could continue to receive study treatment and no additional patients could be enrolled until the clinical hold was resolved. In October 2021 we discussed with FDA the requested data and analyses from the Phase 3 trial and proposed amendments for clinical trials to proceed in our lymphoid malignancy program. FDA lifted the clinical hold in December 2021.

●	Phase 1 NHL Trial—Our Phase 1 NHL trial was initiated in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) to assess eprenetapopt with venetoclax and rituximab, and eprenetapopt with acalabrutinib. At the time that the trial was placed on partial clinical hold by FDA we had enrolled one patient and that patient had achieved CR. On December 8, 2021, FDA notified us that it was lifting the clinical hold on the IND for our lymphoid malignancy program. In conjunction with FDA lifting the partial clinical hold, we are in the planning phase for a new NHL trial in relapsed/refractory (R/R) TP53 mutant Richter’s transformed NHL. Richter’s transformed NHL is a subset of CLL that is characterized by significantly more aggressive disease. The trial is being designed tol seek to determine the optimal pharmacologically active dose of eprenetapopt in combination with venetoclax and rituximab. The trial is also expected to include administration of an oral formulation of eprenetapopt as part of a monotherapy lead-in phase. Pharmacokinetic data following oral administration will be collected to assess exposure relative to intravenous administration and to inform potential future clinical opportunities of an oral dosage form of eprenetapopt. Preliminary tolerability and efficacy data from these studies may be available in the second half of 2022.

Solid Tumor Program

Our solid tumor program includes our clinical trial evaluating eprenetapopt with anti-PD-1 therapy in advanced solid tumors

●	Phase 1/2 Solid Tumor Trial—We have completed enrollment in our Phase 1/2 clinical trial in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy. The trial enrolled 6 patients with gastric/GEJ cancer, 5 patients with bladder/urothelial cancer and 20 patients with non-small cell lung cancer (NSCLC). Data from the clinical trial were presented at the European Society of Medical Oncology (ESMO) Congress 2021. Results were presented from 31 patients who had initiated treatment, including three gastric/GEJ, three bladder/urothelial cancer and 19 NSCLC patients. In the bladder/urothelial cohort, one patient with localized TP53 mutant high-grade transitional cell bladder cancer, who relapsed following prior chemotherapy, achieved complete remission (CR) by RECIST criteria at the first response assessment at 9 weeks. In the NSCLC cohort, two patients with TP53 mutant squamous NSCLC had reductions in target lesions of 26.7% and 8.2%, respectively, from baseline by RECIST criteria at the first response assessment at 9 weeks. With continued treatment, the NSCLC patient with initial target lesion reduction of 26.7% had further reduction in lesion size and achieved a partial response (PR). In addition, a second bladder cancer patient also achieved a PR. We are in the planning phase for a future clinical trial to further evaluate orally-administered eprenetapopt with immunotherapy checkpoint inhibitors.

Next Generation Programs

APR-548

APR-548 is a second generation p53 reactivator that is a unique analog of eprenetapopt and therefore a pro-drug of MQ. APR-548 exhibits high oral bioavailability in preclinical testing and is being developed in an oral dosage form.

●	Phase 1 MDS/AML Trial—We initiated a Phase 1 clinical trial testing APR-548 in relapsed/refractory MDS and AML. Enrollment in the first dosing cohort was completed and pharmacokinetic and adverse event data will be collected and analyzed. We have no current plans to enroll additional patients into the trial.

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

Our strategy

Our mission is to be the leading player in the development and commercialization of p53-targeted cancer therapies. The key elements of our strategy are to:

●	Establish the optimal dosing regimen(s) for eprenetapopt. We are planning a Phase 1 dose-optimization trial for R/R MDS/AML patients which could start as early as the second quarter of 2022 with the combination of eprenetapopt and azacitidine. In addition, we are planning a Phase 1 dose-optimization trial in Richter’s transformed CLL with the combination of eprenetapopt, venetoclax and rituximab. Optimized dosing regimens established in these trials will enable further clinical development. We are planning to include dosing of an oral formulation of eprenetapopt in our NHL trial to inform future clinical opportunities, including for solid tumors.

●	Seek to rapidly continue testing the clinical opportunity for eprenetapopt in post-transplant maintenance of TP53 mutant MDS and AML. Allo-HCT is currently considered the only curative option for patients with TP53 mutant MDS/AML, and even with transplantation the outcomes for these patients remain poor. Data from our Phase 2 MDS/AML post-transplant trial demonstrate encouraging RFS and OS with eprenetapopt combination and we are in discussion regarding the design of a registrational trial in this indication.
●	Continue to advance next-generation p53 reactivators into clinical trials in hematologic malignancies and solid tumors. We are developing a next-generation small molecule p53 reactivator with the potential to be delivered in an oral dosage form. We believe that an oral p53-reactivating drug will improve patient convenience and compliance, if approved, including for patients receiving prolonged therapy in the maintenance setting.
●	Explore additional oncology indications for eprenetapopt and our next-generation p53 reactivators. We are evaluating novel combination treatment with our product candidates in additional hematologic and solid tumor indications where mutant and dysfunctional p53 is a driver of disease. We are also evaluating potential novel combinations of our product candidates to explore secondary mechanisms of action relating to the role of increased cellular stress to induce anti-cancer responses. In addition to the clinical trials that we are currently conducting in NHL and advanced solid tumors, we have preclinical models that show synergistic effects of our p53 reactivators with a variety of anti-cancer agents including multiple conventional chemotherapeutic drugs, HMAs, inhibitors of anti-apoptotic proteins and immuno-oncology checkpoint blockade agents. Based on our preclinical data, we believe there is potential to expand our product candidates into additional oncological indications.
●	Maximize the commercial opportunity of our product candidates across global markets. We currently retain worldwide development and commercialization rights to all our product candidates. We intend to retain commercial rights to our product candidates in the United States and may elect to build a focused commercial oncology organization to market any of our product candidates that are approved. Outside of the United States, we may elect to selectively evaluate strategic partnership opportunities for our product candidates with partners whose development and commercial capabilities complement our own.
●	Explore new assets and business development opportunities. We are continuing to evaluate potential business development opportunities which may include acquiring or investing in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms.

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

Eprenetapopt and MQ, have been extensively studied. MQ-modified mutant p53 protein has been shown to induce significant levels of apoptosis, indicating that covalent binding of MQ activates mutant p53 and induces a p53-dependent apoptotic response. Experiments by our founders looking directly at the conformational state of p53 protein in cells have confirmed that binding of MQ stabilizes mutant p53 in the functional, wild type conformation. Structural biology studies performed by our collaborators have produced the first-ever crystal structures of several single-site missense mutant p53 forms bound to DNA. These structures confirm both the sites of MQ binding to mutant p53 and the stabilization of mutant p53 by MQ in the wild type conformation (Degtjarik et al, Nat Commun, 2021). Reactivation of mutant p53 via stabilization of the properly folded wild type conformation is the key step in our product candidates’ mechanism of action. The following diagram illustrates this mechanism.

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

Market opportunity for p53 re-activating product candidates

We believe there is a significant market opportunity for therapies targeting mutant p53 because these mutations occur in more than half of all tumors and confer an inferior prognosis relative to patients with wild type p53. Preclinical anti-tumor activity has been observed with eprenetapopt in a wide variety of hematological and solid tumor models and cell lines as reviewed and referenced in Perdrix et al, Cancer 2017, 9, 172. Given the importance of p53 mutations as disease-driver mutations, the sensitivity of hematopoietic cells to oxidative stress and continued unmet medical need, we have largely focused our initial clinical development in hematological malignancies with TP53 mutations.

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

Chronic lymphocytic leukemia—disease background and opportunity

Chronic lymphocytic leukemia (CLL) is one of the most common types of B-cell non-Hodgkin lymphoma (NHL), characterized by a progressive accumulation of functionally incompetent monoclonal lymphocytes. As of 2017, the estimated prevalence of CLL was approximately 205,000 in the United States and approximately 180,000 across the five major European Union markets and Canada.

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

Clinical trials of eprenetapopt in hematologic malignancies

We have conducted clinical trials evaluating eprenetapopt with azacitidine for the treatment of TP53 mutant MDS and/or AML patients, including frontline therapy, relapsed/refractory, or R/R, therapy and post-allo-HCT maintenance therapy; and relapsed/refractory TP53 mutant NHL patients. On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our Phase 3 frontline MDS clinical trial, our Phase 2 MDS/AML Post-Transplant clinical trial and our Phase 1/2 AML clinical trial. On August 11, 2021, FDA placed a clinical hold on the Phase 1 NHL trial. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial. In particular, the FDA requested more information related to a potential risk-reward imbalance between the combination of eprenetapopt and azacitidine versus azacitidine alone as it relates to increased serious adverse events in the Phase 3 frontline clinical trial in MDS. At the time of the clinical hold announcement the MDS, AML and post-transplant maintenance trials had all completed enrollment. One patient had been enrolled in the NHL trial. Patients who were benefiting from treatment could continue to receive study treatment and no additional patients could be enrolled until the clinical holds were resolved.

In October 2021 we discussed with FDA the requested data and analyses from the Phase 3 trial and proposed amendments for clinical trials to proceed in our lymphoid malignancy program. FDA lifted the clinical hold from our NHL trial in December 2021.

In December 2021 we discussed with FDA the data and analyses from the Phase 3 trial and reached preliminary agreement on proposals for new clinical studies in myeloid malignancies. In the first quarter of 2022, FDA notified us that it would continue the partial clinical hold on three ongoing clinical trials in our myeloid program. However, as all trials had already achieved full enrollment and primary endpoint readout, we had no plans to enroll additional patients into any of these three trials. However, we received clearance from FDA to proceed under our existing IND with a new trial in R/R MDS and AML.

The Phase 3 MDS Trial

We are conducting a Phase 3 trial of eprenetapopt with azacitidine in TP53 mutant MDS patients. The trial was fully enrolled with 154 patients randomized 1:1 to either the azacitidine control arm or to the eprenetapopt + azacitidine experimental arm. The primary endpoint of the trial was CR rate. In December 2020 we announced that the Phase 3 trial failed to meet the predefined CR primary endpoint at the primary data cut. In the intention to treat population of 154 patients the CR rate in the eprenetapopt with azacitidine arm was 33.3% (95% CI: 23.1 – 44.9%) compared to 22.4% (95% CI: 13.6 – 33.4%) in the azacitidine alone arm (P = 0.13). Analysis of the primary endpoint at this data cut showed a 53% higher number of patients achieving a CR in the experimental arm receiving eprenetapopt with azacitidine versus the control arm receiving azacitidine alone but did not reach statistical significance. While analysis of certain secondary endpoints (ORR and duration of responses) at the primary data cutoff appeared to favor the experimental arm, the differences were not statistically significant. At the primary data cutoff ORR was 65.4% in the experimental arm and 48.7% in the control arm. At the same data cutoff, mediation duration of CR was 261 days in the experimental arm and 229 days in the control arm. At the last pre-specified timepoint set forth in the statistical analysis plan, occurring at 12 months following enrollment of the last patient (LPI + 12), the CR rate in the experimental arm was 34.6% versus 22.4% in the control arm.

In April 2021 we hosted an R&D update webcast to discuss our analysis of the Phase 3 data set. Patient demographics were generally similar across the two arms of the Phase 3 trial and also generally similar to our Phase 2 trials in MDS patients, although there was a higher proportion of higher risk patients in the Phase 3 experimental arm. In particular, the Phase 3 experimental arm had the highest rate of patients with adverse prognostic features including therapy-related MDS, higher TP53 variant allele frequency and/or >1 TP53 mutation, and a higher frequency of complex karyotype. Adverse event type and frequency, such as infections and cytopenias, were consistent with the underlying disease. Our preliminary analysis of the Phase 3 data found that the median number of treatment cycles received by patients in the Phase 3 experimental arm was 1-2 cycles less than patients in the Phase 2 trials (4 vs 5-6). This led us to comprehensively analyze dose exposure, where we found an imbalance in dose modifications between experimental and control arms. In the Phase 3 experimental arm, 20% of patients had azacitidine dose reductions versus only 11% in the

Phase 3 control arm and none in the Phase 2 studies. Based on our analysis, we believe these dose reductions may have led to loss of synergy for the eprenetapopt + azacitidine combination that may have negatively impacted measures of efficacy. Furthermore, our analysis suggests that dose intensity was significantly correlated with CR in the experimental arm (p=0.048). A model developed by the trial statistician concluded that for every 10% decrease in eprenetapopt dose intensity there was a 40-60% decrease in probability of CR. Similarly, for every 10% decrease in azacitidine dose intensity there was a 50-80% decrease in probability of CR. Notably, by cycle 6 nearly 20% of patients in the experimental arm had at least a 10% decrease in eprenetapopt dose intensity, and more than 20% had at least a 10% decrease in azacitidine dose intensity. Based on these data we believe that dose modifications may have impacted efficacy in the Phase 3 experimental arm, negatively impacting the CR rate primary endpoint as well as secondary endpoints.

As of February 16, 2022, the most common (≥20%) adverse events in patients in the Phase 3 with MDS who received eprenetapopt with azacitidine were nausea (67%), constipation (63%), vomiting (53%), neutrophil count decreased (45%), anemia (43%) febrile neutropenia (41%), white blood cell count decreased (41%), fatigue (39%), platelet count decreased (33%), headache (32%), dizziness (32%), diarrhea (30%), pyrexia (28%), hypokalemia (25%), peripheral edema (24%), thrombocytopenia (24%), decreased appetite (22%), cough (21%), injection site reaction (21%) and neutropenia (21%). Adverse events occurring with frequency ≥20% in patients receiving azacitidine alone were constipation (54%), anemia (44%), platelet count decreased (43%), neutrophil count decreased (38%), nausea (34%), fatigue (33%), white blood cell count decreased (31%), neutropenia (30%), diarrhea (28%), pyrexia (28%), injection site reaction (28%), febrile neutropenia (26%), peripheral edema (23%), thrombocytopenia (21%), headache (21%) and dyspnea (21%). Fatal adverse events occurred in 17% of patients who received eprenetapopt and azacitidine; of these, 3 were reported by an investigator as possibly related to eprenetapopt and azacitidine and 1 as possibly related to eprenetapopt only. Fatal adverse events occurred in 10% of patients who received azacitidine alone; of these 2 were reported by an investigator as possibly related to azacitidine. The most common (≥5%) serious adverse events in patients who received eprenetapopt with azacitidine were febrile neutropenia (33%), pneumonia (11%), sepsis (9%), pyrexia (8%), muscular weakness (7%) and respiratory failure (5%). Serious adverse events occurring with frequency ≥5% in patients who received azacitidine alone were febrile neutropenia (23%), pneumonia (13%), sepsis (7%) and pyrexia (7%).

The Phase 2 MDS/AML Post-transplant Trial

There is a significant unmet medical need for more effective therapies for patients with TP53 mutant AML and MDS following allo-HCT given that the one-year post-transplant relapse-free survival, or RFS, rate is only 30%. In the second quarter of 2019, we opened enrollment to our Phase 2 MDS/AML Post-Transplant Trial to evaluate the adverse event profile and the clinical benefit of eprenetapopt with azacitidine in TP53 mutant MDS and AML patients who have received allo-HCT. The primary endpoint of the trial is the rate of RFS at 1 year. Enrollment was completed with 33 patients included in the trial.

In July 2021, we announced positive results from the trial. In the 33 patients enrolled in the trial the RFS at one-year post-transplant, the primary endpoint of the trial, was 58% and the median RFS was 12.1 months. The overall survival (OS) at 1-year post-transplant was 79% with a median OS at 19.3 months. Updated data with longer duration of follow-up was presented at the 2021 American Society of Hematology (ASH) annual meeting. Results reported at ASH described a 1-year post-transplant RFS of 60% and median RFS of 12.5 months. In addition, the 1-year post-transplant OS was 79% and median OS of 20.6 months. Prior clinical trials evaluating post-transplant outcomes in TP53 mutant MDS and AML patients have a reported 1-year post-transplant RFS of ~30% and a median OS of ~5-8 months. The post-transplant regimen of eprenetapopt and azacitidine was well-tolerated among patients in the trial. We are in discussions with the national transplant cooperative group regarding registrational trial design for post-transplant maintenance therapy in MDS/AML and are currently planning for initiation of enrollment in 2023.

As of February 16, 2022, the most common (≥20%) adverse events in patients in the post-transplant trial were nausea (61%), platelet count decreased (48%), vomiting (45%), white blood cell count decreased (39%), dizziness (39%), anemia (39%), fatigue (36%), diarrhea (33%), tremor (33%), neutrophil count decreased (27%), pyrexia (24%), pruritus (24%), cough (24%), abdominal pain (21%), constipation (21%), headache (21%), decreased appetite (21%) and hypocalcemia (21%). Fatal adverse events occurred in one patient and was not reported by an investigator as related to study treatment. The most common (≥5%) serious adverse events were pyrexia (12%), dyspnea (6%) and febrile neutropenia (6%).

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

In the AML trial, frontline and R/R TP53 mutant AML patients who have received prior HMA therapy receive treatment with eprenetapopt and venetoclax, and frontline patients who are HMA-naïve receive treatment with eprenetapopt, venetoclax and azacitidine. In June 2021, we announced positive results from our Phase 1/2 trial evaluating eprenetapopt therapy in TP53 mutant AML patients. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine, and no dose-limiting toxicities were observed in 12 patients receiving either regimen. Based on these results, we expanded the trial to treat 33 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine. In June 2021, we announced that the regimen of eprenetapopt with venetoclax and azacitidine met the CR primary efficacy endpoint. In 30 patients who were evaluable for efficacy at the time of the analysis, the CR rate was 37% and the complete response rate was CR plus CR with incomplete hematologic recovery (CRi), CR/CRi, was 53%. Updated data with longer duration of follow-up was presented at the 2021 American Society of Hematology (ASH) annual meeting. Results reported as ASH described in 39 efficacy evaluable patients a CR rate of 39%, CR/CRi rate of 56%, CR plus CR with hematologic recovery (CR/CRh) rate of 56% and ORR of 64%. The data suggest that the triplet combination of eprenetapopt, venetoclax and azacitidine was tolerable as an outpatient regimen

The triplet regimen of eprenetapopt, venetoclax and azacitidine appeared tolerable as an outpatient regimen. As of February 16, 2022, the most common (≥20%) adverse events in patients receiving eprenetapopt with venetoclax and azacitidine in the AML trial were nausea (63%), diarrhea (56%), vomiting (47%), febrile neutropenia (44%), decreased appetite (42%), platelet count decreased (37%), constipation (35%), hypokalemia (33%), peripheral edema (30%), dizziness (30%), hypotension (30%), white blood cell count decreased (28%), anemia (28%), fatigue (26%), cough (24%), headache (24%), pneumonia (24%), chills (21%), hypophosphatemia (21%), neutrophil count decreased (21%) and back pain (21%). Fatal adverse events occurred in 13 patients receiving the triplet regimen, of which 1 was reported by an investigator as possibly related to eprenetapopt, venetoclax and azacitidine. The most common (≥5%) serious adverse events were febrile neutropenia (30%), pneumonia (14%), sepsis (9%) and nausea (7%).

The Phase 1 R/R MDS/AML Trial

New studies under our existing myeloid malignancy IND are being designed to begin in relapsed/refractory (R/R) MDS/AML with a dose escalation design to establish the optimal dosing regimen for future Phase 2 studies. In the first quarter of 2022 we received clearance from FDA to proceed with the trial. The trials are being designed to seek to determine the optimal pharmacologically active dose of eprenetapopt in combination with azacitidine in relapsed/refractory (R/R) MDS/AML. Preliminary tolerability and efficacy data from these studies may be available in late 2022 or early 2023.

The Phase 1 NHL Trial

Our Phase 1 NHL trial was initiated in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) to assess eprenetapopt with venetoclax and rituximab, and eprenetapopt with acalabrutinib. At the time that the trial was placed on clinical hold by FDA we had enrolled one patient and that patient had achieved a best response of CR. With the FDA having lifted the clinical hold, we are in the palnning phase for a new NHL trial in relapsed/refractory (R/R) TP53 mutant Richter’s transformed NHL. Richter’s transformed NHL is a subset of CLL that is characterized by significantly more aggressive disease. The trial is being designed to seek to determine the optimal pharmacologically active dose of eprenetapopt in combination with venetoclax and rituximab. The trial is also expected to include administration of an oral formulation of eprenetapopt as part of a monotherapy lead-in phase. Pharmacokinetic data following oral administration will be collected to assess exposure relative to intravenous administration and to inform potential future clinical opportunities an oral dosage form of eprenetapopt. Preliminary tolerability and efficacy data from these studies may be available in the second half of 2022.

Clinical development in solid tumors

Phase 1/2 Clinical Trial of Eprenetapopt in R/R Gastric, Bladder and Non-Small Cell Lung Cancers

We have completed enrollment in our Phase 1/2 clinical trial evaluating the adverse event profile and preliminary efficacy of eprenetapopt with anti-PD-1 therapy in advanced solid tumors including R/R gastric cancer, bladder cancer and non-small cell lung cancer. In preclinical studies reported by Ghosh and colleagues from Memorial Sloan Kettering Cancer Center at the 2019 AACR annual meeting, we have observed synergy in mouse cancer models when eprenetapopt was combined with immuno-oncology agents, including anti-PD-1. The trial enrolled both TP53 mutant and TP53 wild-type patients.

The trial enrolled 6 patients with gastric/GEJ cancer, 5 patients with bladder/urothelial cancer and 20 patients with non-small cell lung cancer (NSCLC). Enrollment of the safety lead-in cohort was completed and no dose-limiting toxicities were reported for the 6 patients enrolled. Data from the clinical trial were presented at the European Society of Medical Oncology (ESMO) Congress 2021. Results were presented from 31 patients who had initiated treatment, including three gastric/GEJ, three bladder/urothelial cancer and 19 NSCLC patients. In the bladder/urothelial cohort, one patient with localized TP53 mutant high-grade transitional cell bladder cancer, who relapsed following prior chemotherapy, achieved complete remission (CR) by RECIST criteria at the first response assessment at 9 weeks. In the NSCLC cohort, two patients with TP53 mutant squamous NSCLC had reductions in target lesions of 26.7% and 8.2%, respectively, from baseline by RECIST criteria at the first response assessment at 9 weeks. With continued treatment, the NSCLC patient with initial target lesion reduction of 26.7% had further reduction in lesion size and achieved a partial respnse (PR). In addition, a second bladder cancer patient also achieved a PR. We are in the planning phase for a future clinical trial to further evaluate orally-administered eprenetapopt with immunotherapy checkpoint inhibitors.

As of February 16, 2022, the most common (≥20%) adverse events in patients receiving eprenetapopt with anti-PD-1 were dizziness (41%), nausea (38%), vomiting (32%), decreased appetite (30%), constipation (27%), fatigue (27%), dyspnea (24%), abdominal pain (22%) and anemia (22%). Fatal adverse events occurred in 3 patients, none of which were reported by an investigator as related to study treatment. The most common (≥5%) serious adverse events were dyspnea (8%), pulmonary embolism (5%), disease progression (5%), pain (5%), abdominal pain (5%), hypotension.

Next-generation programs

APR-548

APR-548 is a second generation p53 reactivator that is a unique analog of eprenetapopt and therefore a pro-drug of MQ. APR-548 exhibits high oral bioavailability in preclinical testing and is being developed in an oral dosage form.

●	Phase 1 MDS/AML Trial—We initiated a Phase 1 clinical trial testing APR-548 in relapsed/refractory MDS and AML. Enrollment in the first dosing cohort was completed and pharmacokinetic and adverse event data will be collected and analyzed. We do not plan to enroll additional patients into the trial.

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

We are developing our lead product candidate, eprenetapopt and next-generation candidates, to reactivate p53 for the treatment of various cancers. We are aware of other product candidates that are in clinical development as potential treatments of various cancers through the reactivation of p53. Although there is a subset of drugs that directly target the p53 pathway, there are many cancer drugs that claim to affect the p53 pathway by upstream or complementary pathways. We are aware of molecules in development that also are being explored for p53 upregulation / activation in various stages of clinical development being tested by Actavalon, Inc., CDG Therapeutics, Inc., Cotinga Pharmaceuticals, Inc., Innovation Pharmaceuticals, Inc., MedVax Technologies, Inc., PMV Pharmaceuticals, Inc., and Senhwa Biosciences, Inc., among others. We are also aware of selective small molecule inhibitors that are designed to target the p53-MDM2 interaction in various stages of clinical development being tested by F-Hoffman La Roche Ltd and Hoffman La Roche Inc., or collectively Roche, Amgen Inc., Novartis AG, Kartos Therapeutics, Inc., Aileron Therapeutics and Daiichi Sankyo Co., Ltd. (out licensed worldwide rights to Rain Therapeutics, Inc.), including testing MDM2 inhibitors in combination with a variety of other anti-cancer agents. Finally, we are aware of several small molecules that are designed to inhibit the activity of Bcl-2 and the related protein Mcl-1 and relieve inhibition of the apoptotic cascade. Abbvie Inc.’s venetoclax has been approved in AML and chronic lymphocytic leukemia; companies with Bcl-2 or Mcl-1 inhibitors in various stages of preclinical or clinical development include Amgen Inc., Servier SAS, AstraZeneca Plc, Pfizer Inc. and Zentalis Pharmaceuticals, Inc., among others.

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

Patent portfolio

As of December 31, 2021, our exclusively owned patent portfolio includes four U.S. issued patents, one pending U.S. provisional patent application, three pending U.S. nonprovisional patent applications, four pending international (PCT) patent applications, approximately 104 foreign issued patents and approximately 15 pending foreign patent applications. The claims of these owned patents and patent applications are directed toward various aspects of our product candidates and research programs. Specifically, the claims of these patents and patent applications include compositions of matter for product candidates other than eprenetapopt and a crystal form of eprenetapopt, methods-of-use, drug product formulations, dosing, diagnostics and methods of manufacture.

Eprenetapopt Method of Use Family

As of December 31, 2021, we exclusively own a patent family directed to methods-of-uses of eprenetapopt. This patent family includes one U.S. issued patent and approximately 43 patents granted in Europe (validated in Austria, Belgium, Bulgaria, Switzerland-Lichtenstein, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Iceland, Italy, Lithuania, Luxembourg, Monaco, Netherlands, Poland, Portugal, Romania, Sweden, Slovenia, Slovakia and Turkey), Australia, Canada, India, and Japan. The issued patents in this family are expected to expire in 2025, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Eprenetapopt Formulation Family

As of December 31, 2021, we exclusively own a patent family directed to formulations of eprenetapopt. This patent family includes one U.S. issued patent and approximately 44 issued patents in Europe (validated in Austria, Belgium, Switzerland-Lichtenstein, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hungary, Ireland, Italy, Lithuania, Luxembourg, Latvia, Monaco, Malta, Netherlands, Norway, Poland, Portugal, Sweden, Slovakia, San Marino and Turkey), Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, South Korea, Philippines, Russia, Singapore, and South Africa. This patent family also includes approximately one pending patent application in Thailand. The granted patents and pending applications, if issued, in this family are expected to expire in 2031, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Eprenetapopt Dosing Family

As of December 31, 2021, we exclusively own a pending US nonprovisional patent application directed to dosing regimens involving eprenetapopt, which was filed in 2019. Any future U.S. patents that may issue from this US patent application (assuming all the necessary and applicable requirements are satisfied) are expected to expire in 2039, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Eprenetapopt Process and Solid Form Family

As of December 31, 2021, we exclusively own a pending U.S. nonprovisional patent application directed to improved processes for large scale preparation of eprenetapopt and to a crystalline solid form comprising eprenetapopt, which was filed in 2020. Any future U.S. patents that may issue from this nonprovisional patent application (assuming all applicable requirements are satisfied) are expected to expire in 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Combination Therapy of Eprenetapopt With A Bcl-2 Inhibitor

As of December 31, 2021, we exclusively own a pending PCT application directed to a method of treatment using a combination therapy of eprenetapopt with a Bcl-2 inhibitor which was filed in 2020. This PCT patent application is not eligible to become an issued patent until, among other things, we file a national phase patent application in a PCT contracting state before the expiration of the PCT patent application in that state. If we do not timely file any national phase patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in our PCT patent application. Any future U.S. patents that may issue from this PCT patent application (assuming all applicable requirements are satisfied) are expected to expire in 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Next-Generation Patent Family/APR-548

As of December 31, 2021, we exclusively own a patent family directed to next-generation p53 reactivators, including APR-548. In this family, we own one pending U.S. nonprovisional application and approximately 12 foreign pending applications including a European, Australian, Brazilian, Canadian, Chinese, Israeli, Indian, Japanese, Korean, New Zealand, Singapore and Taiwanese patent application, each with a filing date in 2019. In this patent family claims are directed to compositions of matter and methods-of-use of APR-548. Any future patents that may issue from these patent applications (assuming all applicable requirements are satisfied) are expected to expire in 2039, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Treatment of Patients after Stem Cell Transplant

As of December 31, 2021, we exclusively own a pending PCT application directed to combination therapy using eprenetapopt with an inhibitor of DNA methyltransferase (e.g., azacitidine) in patients after a stem cell transplant, which was filed in 2020. This PCT patent application is not eligible to become an issued patent until, among other things, we file a national phase patent application in a PCT contracting state before the expiration of the PCT patent application in that state. If we do not timely file any national phase patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in our PCT patent application. Any future U.S. patents that may issue from this PCT patent application (assuming all applicable requirements are satisfied) are expected to expire in 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Combination Therapy With A CD-47 Inhibitor

As of December 31, 2021, we own a pending PCT patent application directed to methods of treatment using a combination therapy of eprenetapopt with an inhibitor of the CD47 mediated signaling, which was filed in 2021. This PCT patent application is not eligible to become an issued patent until, among other things, we file a national phase patent application in a PCT contracting state before the expiration of the PCT patent application in that state. If we do not timely file any national phase patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in our PCT patent application. Any future U.S. patents that may issue from this PCT patent application (assuming all applicable requirements are satisfied) are expected to expire in 2041, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Combination Therapies with Various Therapies

As of December 31, 2021, we own a pending PCT patent application directed to methods of treatment using combination therapies of eprenetapopt with a PD-1-mediated signaling inhibitor, a Bruton’s tyrosine kinase inhibitor, an exportin 1 (XPO1) inhibitor, or a Wee1-like protein kinase (WEE1) inhibitor, which was filed in 2021. This PCT patent application is not eligible to become an issued patent until, among other things, we file a national phase patent application in a PCT contracting state before the expiration of the PCT patent application in that state. If we do not timely file any national phase patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in our PCT patent application. Any future U.S. patents that may issue from this PCT patent application (assuming all applicable requirements are satisfied) are expected to expire in 2041, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Combination Therapy of APR-548 With Azacitidine

As of December 31, 2021, we exclusively own a pending U.S. provisional patent application directed to methods of treatment using a combination therapy of APR-548 with azacitidine for treating hyperproliferative malignancies, which was filed in 2021. This provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing of our provisional patent application. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent application and any patent protection on the inventions disclosed in our provisional patent application. Any future U.S. patents that may issue from this provisional patent application (assuming the necessary non-provisional patent applications are timely filed and all other applicable requirements are satisfied) are expected to expire in 2042, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from several alternative sources, including investigator-initiated trials that are not sponsored by company. Under federal law, the submission of NDAs requiring clinical data is additionally subject to an application user fee, which for federal fiscal year 2022 is $3,117,218. The sponsor of an approved NDA is also subject to annual program fees, which for fiscal year 2022 are $369,413 per eligible product.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, including total or partial suspension of production, complete withdrawal of the product from the market or product recalls;
●	fines, warning or untitled letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years from the date the NDA is approved, unless the submission is accompanied by a Paragraph IV certification that a listed patent for the RLD is invalid or will not be infringed by the drug that is the subject of the ANDA, in which case the applicant may submit its application four years following the original product approval.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee of $374,858 for most PMAs for FY 2022. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Investigational product must be manufactured in accordance with the EU’s GMP requirements, including Commission Directive 2003/94/EC, Commission Delegated Regulation (EU) 2017/1569 and Commission Directive (EU) 2017/1572, all as amended.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established by the EMA, is responsible for conducting an initial assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization, or not. Based on a recommendation from the CHMP, the European Commission takes the final decision to grant a marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a drug product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. In exceptional cases, an applicant may also apply for a so-called rolling review, which means that data will be reviewed as they become available on a rolling basis, while development is still ongoing.

Regulatory data protection in the EU. In the EU, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) 726/2004 and Directive 2001/83/EC. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization applicant can be submitted, and the innovator’s data may be referenced, but no generic drug product can be marketed until the expiration of the market exclusivity. The overall ten-year marketing protection period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on a marketing authorization application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of authorization and renewals. A marketing authorization is generally valid for five years and may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA, or by the competent authority of the authorizing EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the relevant EU Member State competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Orphan drug designation and exclusivity. Regulation (EC) No 141/2000 on orphan drug products, as amended, provides that a drug shall be designated as an orphan drug if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in limited circumstances, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinical superiority” by a similar drug product, or, after a review by the Committee for Orphan Medicinal Products, or COMP, requested by an EU Member State in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply).

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

In the EU, in vitro medical devices are currently required to conform with the essential requirements of Directive 98/79/EC, as amended. To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of IVD and its classification. The conformity assessment of medium-and high-risk IVDs require the intervention of a designated notified body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EU. In addition to the intervention by a notified body, the conformity assessment may also necessitate the intervention of the EMA or competent EU Member State national authority. As from May 26, 2022, Regulation (EU) 2017/746, as amended, repeals and replaces Directive No 98/79/EC. Under Regulation (EU) 2017/746, companion diagnostics will generally be classified as Class C devices, i.e., medium-to high-risk. Unlike directives, which must be implemented into the national laws of the EU Member States, a regulation is directly applicable, i.e., without the need for adoption of EU Member State laws implementing them, in all EU Member States. Regulation (EU) 2017/746, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EU for IVDs and ensure a high level of safety and health while supporting innovation. Once applicable, Regulation (EU) 2017/746 will among other things:

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and reimbursement will be obtained at a rate that covers our costs, including research, development, manufacture, and sales and distribution costs. Further, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover our product candidates could reduce health care provider prescribing and/or patient utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

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

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, on November 20, 2020, the U.S. Centers for Medicare and Medicaid Services, or CMS, issued an interim final rule with comment period (“IFC”) to implement a Most Favored Nation (“MFN”) Model for certain included drugs and biological products payable under Medicare Part B. Throughout its seven-year performance period, the MFN Model would gradually reduce Medicare Part B reimbursement for included products to their respective MFN price, which generally reflects the lowest price for a pharmaceutical product sold in certain economically-comparable member countries of the Organisation for Economic Co-operation and Development. The MFN Model was scheduled to commence on January 1, 2021; however, following multiple lawsuits and a nationwide injunction, on December 29, 2021, CMS issued a final rule, effective February 28, 2022, rescinding the MFN Model. Additionally, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Regulatory actions by the Biden administration, legislation passed by Congress, and/or actions taken by state and foreign governments could further impact the pharmaceutical and broader healthcare industries in ways that are difficult to predict but that could also materially impact our operations. We cannot predict what other healthcare reforms will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation and, accordingly, face uncertainties that might result from additional reforms. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In January 2022, Regulation (EU) 2021/2282 on HTA was adopted. The HTA Regulation will apply as from 12 January 2025. It replaces the current system based on the voluntary network of national authorities, and the new framework covers joint clinical assessments, joint scientific consultations, the identification of emerging health technologies, and voluntary cooperation. The HTA Regulation aims to provide a transparent and inclusive framework for health technology assessments in the EU, and it will help EU countries determine the effectiveness and value of new technologies and decide on pricing and reimbursement by health insurers or health systems.

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
●	The Federal Civil False Claims Act—Imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to a federal health care program or knowingly making using or causing to be made or used a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,803 to $23,607 per false claim or statement for penalties assessed after December 13, 2021, with respect to violations occurring after November 2, 2015. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the federal civil False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes (e.g., under the Medicaid Drug Rebate Program), and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. There is also the federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious, or fraudulent claim to the federal government.
●	The Federal Criminal Statute on False Statements Relating to Health Care Matters—Makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services.
●	HIPAA Criminal Federal Health Care Fraud Statute—Enacted as part of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), makes it a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of any health care benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.
●	The Federal Civil Monetary Penalties Law—Authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.
●	HIPAA Health Information Privacy and Security—HIPAA, as amended by the federal Health Information Technology for Economic and Clinical Health Act (“HITECH”) imposes privacy, security, and breach reporting obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable protected health information, including, among other requirements, to implement certain policies and procedures, to support certain substantive rights of patients, mandatory contractual terms and technical safeguards to protect the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of

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
●	The Federal Physician Payments Sunshine Act—Requires “applicable manufacturers” of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, among others, to track and report annually to the federal government (for disclosure to the public) certain payments and other transfers of value they make to “covered recipients.” The term covered recipients includes U.S.-licensed physicians, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse midwives. Failure to submit required information may result in civil monetary penalties.
●	The Federal Food, Drug and Cosmetic Act—A set of laws, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices.
●	Analogous State and Foreign Laws—There are state and foreign law equivalents of the above federal laws, such as the Anti-Kickback Statute and the False Claims Act, which may apply to items or services reimbursed by any third-party payor, including commercial insurers (i.e., so-called “all-payor anti-kickback laws”), as well as state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and, with respect to state laws, are often not pre-empted by HIPAA, thus requiring additional compliance efforts.
●	State and Foreign Laws Regulating Pharmaceutical Manufacturer Compliance Programs, Drug Price Transparency, and Other Practices—Some state and foreign laws require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation, or other remuneration to physicians and other healthcare providers. Several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

We expect that one or more of our products, if approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, including coverage for outpatient services and supplies, such as certain drug products, that are medically necessary to treat a beneficiary’s health condition. In addition, one or more of our products, if approved, may be covered and reimbursed under other federal health care programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services and pay quarterly rebates based on utilization of a manufacturer’s covered outpatient drugs under the program as a condition for states to receive federal matching funds for a manufacturer’s covered outpatient drugs furnished to Medicaid patients and in order for payment to be available for a manufacturer’s drugs under Medicare Part B. Pharmaceutical manufacturers are also required to participate in the 340B Drug Pricing Program in order for payment to be available for a manufacturer’s drugs under Medicaid and Medicare Part B. Under the 340B Drug Pricing Program,

a manufacturer must charge no more than the 340B “ceiling price” for its covered outpatient drugs purchased by statutorily defined covered entities that participate in the program.

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

U.S. healthcare reform

In the United States and some foreign jurisdictions, there have been and continue to be a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of our future collaborators, to effectively sell any drugs for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or our future collaborators, may receive for any approved drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”) has substantially changed and continues to impact healthcare financing and delivery by both government payors and private insurers. Among the PPACA provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain federal programs identified in the PPACA;
●	expansion of beneficiary eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	a separate methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expansion of the types of entities eligible for the 340B drug discount program;
●	establishment of the Medicare Part D coverage gap discount program that, as a condition for the manufacturers outpatient drugs to be covered under Medicare Part D, requires manufacturers to provide a now 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period;
●	establishment of the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
●	creation of the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	reporting of certain financial arrangements between manufacturers of drugs, biologics, devices, and medical supplies and physicians and teaching hospitals under the Physician Payments Sunshine Act; and
●	annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners.

The framework of the PPACA continues to evolve as a result of executive, legislative, regulatory, and administrative developments that have challenged the law and contribute to legal uncertainty that could affect the profitability of our products. While Congress has not enacted legislation to comprehensively repeal the PPACA, legislation affecting the PPACA has been signed into law, including the elimination, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” In December 2018, a federal district court in Texas ruled that the PPACA’s individual mandate, without the penalty that was eliminated effective January 1, 2019, was unconstitutional and could not be severed from the PPACA. As a result, the court ruled the remaining provisions of the PPACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the PPACA (i.e., whether the entire PPACA was therefore also unconstitutional). On June 17, 2021, the U.S. Supreme Court dismissed this challenge without specifically ruling on the constitutionality of the PPACA.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will remain in effect through 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through March 31, 2022 due to the coronavirus pandemic. Sequestration will start again on April 1, 2022. From April 1, 2022 to June 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning on July 1, 2022, the payment will be adjusted downwards by 2%. Further, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Recently, the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. Congress considered and passed legislation, and the former Trump administration pursued several regulatory reforms to further increase transparency around prices and price increases, lower out-of-pocket costs for consumers, and decrease spending on prescription drugs by government programs. Congress also continued to conduct inquiries into the prescription drug industry’s pricing practices. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs. The Biden administration has taken several recent executive actions that signal changes in policy from the prior administration. For example, on July 9, 2021, President Biden signed an executive order to promote competition in the US economy that included several initiatives addressing prescription drugs. Among other provisions, the executive order directed the Secretary of HHS to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its recent announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. At the state level, legislatures are increasingly passing legislation and states are implementing regulations designed to control spending on and patient out-of-pocket costs for drug products. Implementation of cost containment measures or other healthcare reforms that affect the pricing and/or availability of drug products may impact our ability to generate revenue, attain or maintain profitability, or commercialize products for which we may receive regulatory approval in the future.

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

Human Capital Resources and Employees

As of December 31, 2021, we had 16 full-time employees, of which 11 employees are directly engaged in research and development with the rest providing administrative, business and operations support. We also utilize outside consultants and independent contractors to supplement our full-time workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

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

Risk Factor Summary

An investment in our securities is subject to various risks, the most significant of which are summarized below.

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Raising additional capital may cause dilution to our stockholders and restrict our operations or require us to relinquish rights to our product candidates.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of our lead product candidate, eprenetapopt, which is currently in multiple clinical trials. Our pivotal Phase 3 MDS trial failed to meet its predefined primary endpoint and our other clinical trials of eprenetapopt may not be successful. If we are unable to obtain approval for and commercialize eprenetapopt or experience significant delays in doing so, our business will be materially harmed.
●	We may find it difficult to enroll patients in our clinical trials given the relatively smaller patient population who have the diseases for which our product candidates are being developed. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	The reactivation of p53 is a novel and unproven therapeutic approach and our development of eprenetapopt may never lead to a marketable product.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.

●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	Clinical drug development is a lengthy and expensive process, with an uncertain outcome. If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs, experience delays in completing, or ultimately be unable to complete, the development of our product candidates or be unable to obtain marketing approval.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	The failure to obtain required regulatory clearances or approvals for any companion diagnostic tests that we may pursue may prevent or delay approval of any of our product candidates. Moreover, the commercial success of any of our product candidates that require a companion diagnostic will be tied to the receipt of any required regulatory clearances or approvals and the continued availability of such tests.
●	If we are required to in the future and if we are unable to successfully develop companion diagnostic tests for our product candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.
●	We may not be successful in our efforts to identify or discover additional potential product candidates.
●	If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.
●	Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	Our business and operations would suffer in the event of IT system failures, cybersecurity attacks, data breaches, or vulnerabilities in our or our third-party vendors’ information security program or defenses.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.
●	If the FDA or comparable foreign regulatory authorities approve generic versions of any of our product candidates that receive marketing approval, or such authorities do not grant our product candidates appropriate periods of data or market exclusivity before approving generic versions of our product candidates, the sales of our product candidates could be adversely affected.
●	Even if we obtain regulatory approval of any product candidate, the approved product may be subject to post-approval studies and will remain subject to ongoing regulatory requirements. If we fail to comply, or if concerns are identified in subsequent studies, our approval could be withdrawn, and our product sales could be suspended.
●	Even if we are able to commercialize any product candidate, such product candidate may become subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives, which could harm our business.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any drugs that we may develop. Our insurance policies may be inadequate and may potentially expose us to unrecoverable risk.

●	Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of our products, if any.
●	An epidemic or pandemic disease outbreak, including the 2019 novel coronavirus (COVID-19), could disrupt our business operations as well as the business or operations of our single third-party manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, or other third parties with whom we conduct business which may have a material adverse effect on our business, results of operations, financial condition and prospects.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.
●	We are currently dependent on a single third party manufacturer for the manufacture of the active pharmaceutical ingredient for eprenetapopt. This reliance on a single third party increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	Although we currently plan to retain all commercial rights to eprenetapopt and our product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of eprenetapopt and our other product candidates. If those collaborations are not successful, the development, marketing and/or commercialization of our product candidates that are the subject of such collaborations would be harmed.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for eprenetapopt or any other product candidates we develop or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize eprenetapopt or any product candidates we may develop, and our technology may be adversely affected.
●	Our proprietary position for eprenetapopt depends upon patents that consist of method-of-use and formulation patent claims, which may not prevent a competitor or other third party from using the same product candidate for another use or in another formulation.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.
●	If we do not obtain patent term extension or data exclusivity for any product candidates we may develop, our business may be materially harmed.
●	We may not be successful in obtaining, through acquisitions, in-licenses or otherwise, rights that may be necessary to our product candidates or other technologies.
●	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates and technology.
●	We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.
●	If we are sued for infringing, misappropriating or otherwise violating patents or other intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
●	We may not be able to protect our intellectual property rights with patents throughout the world.

●	Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
●	Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.
●	Intellectual property rights do not necessarily address all potential threats.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	We, or any future collaborators, may not be able to obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the European Commission from approving competing products.
●	Even if we, or any collaborators we may have in the future, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our product candidates could require substantial expenditure of resources and may limit how we, or they, manufacture and market our product candidates, which could materially impair our ability to generate revenue.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.
●	Any of our product candidates for which we, or our future collaborators, obtain marketing approval in the future will be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our product candidates following approval.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.
●	We may seek a breakthrough therapy designation for eprenetapopt or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.
●	A fast track designation by the FDA for eprenetapopt may not actually lead to a faster development or regulatory review or approval process.
●	We may seek priority review designation for eprenetapopt or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

●	Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.
●	Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.
●	Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
●	Any clinical trial programs we conduct or research collaborations we enter into in the European Economic Area (“EEA”)/UK may subject us to European data protection laws including, the EU General Data Protection Regulation 2016/679 (“GDPR”).

Risks related to employee matters and managing growth

●	Our future success depends on our ability to retain our Chairman and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Senior Vice President and Chief Scientific Officer, our Senior Vice President and Chief Medical Officer, Vice President of Business Development and other key executives and to attract, retain and motivate qualified personnel.
●	We expect to expand our development and regulatory capabilities and potentially our sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Risks related to tax matters

●	We have significant deferred tax assets, which may become devalued if we do not generate sufficient future taxable income, applicable corporate tax rates are reduced or if we experience an ownership change.
●	We may have taxable income as a result of the purging election made following the Holdco Reorganization.
●	We may be subject to current taxation on some of the income of our foreign subsidiaries even absent any cash distributions
●	Our foreign subsidiaries may directly become subject to U.S. federal income tax and be subject to a branch profits tax in the United States, which could reduce our after-tax returns and the value of our shares.
●	The ongoing effects of the 2017 Tax Cuts and Jobs Act and GILTI could make our results difficult to predict.
●	Changes in U.S. federal income tax law and other jurisdictions could materially adversely affect an investment in our common shares.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders will exert significant control over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

●	If securities analysts do not or do not continue to publish research or reports about our business or if they publish negative evaluations of our business, the price of our stock could decline.
●	The price of our common stock has been and may continue to be volatile and fluctuate substantially.
●	We could be subject to securities class action litigation.
●	We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies may make our common stock less attractive to investors.
●	We continue to incur increased costs as a result of operating as a public company as we become subject to additional laws, regulations and listing exchange standards, and our management will continue to be required to devote substantial time to new compliance initiatives.
●	Because we do not anticipate paying any cash dividends on our common stock for the foreseeable future, capital appreciation, if any, of our common stock may be investors’ sole source of gain.
●	Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $37.1 million, $53.5 million and $28.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our accumulated deficit was $181.1 million as of December 31, 2021. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. Our lead product candidate, eprenetapopt or APR-246, and our second product candidate APR-548 are in clinical development, and our other product candidates are in preclinical research. In December 2020, we announced that our pivotal Phase 3 trial failed to meet is predefined primary endpoint of complete remission (CR) rate. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We believe that our existing cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2023. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Eprenetapopt will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote eprenetapopt, or any other product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals. In December 2020, we announced that our pivotal Phase 3 MDS trial failed to meet its predefined primary endpoint of complete remission (CR) rate. On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy programs. On August 11, 2021, the FDA placed a clinical hold on our clinical trial evaluating eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies. On December 8, 2021, FDA notified us that it was lifting the clinical hold on the IND for our lymphoid malignancy program. In the first quarter of 2022, FDA notified us that it would continue the partial clinical hold on three ongoing clinical studies in our myeloid program. However, we received clearance from FDA to proceed under our existing IND with a new trial in R/R MDS and AML.

The success of eprenetapopt will depend on several factors, including the following:

●	successful and timely completion of our ongoing clinical trials of eprenetapopt;
●	initiation and successful patient enrollment and completion of additional clinical trials, including dose-optimization trials, on a timely basis;
●	the impact of COVID-19 on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve eprenetapopt;
●	our ability to demonstrate eprenetapopt’s safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for eprenetapopt;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of eprenetapopt drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

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

We are developing eprenetapopt for its ability to reactivate the tumor suppressor protein p53, the protein product of the TP53 gene and the most commonly mutated gene in cancer. We are also developing a next-generation p53 reactivator, APR-548, initially for potential use in multiple hematologic malignancy indications. We believe that mutant p53 is an attractive target for novel cancer therapy due to the high incidence of p53 mutations across a range of cancer types and the universally inferior prognosis for cancer patients with mutated p53. However, to our knowledge, no one has advanced a product candidate with this mechanism of action into clinical development. The scientific evidence to support the feasibility of developing these product candidates is both preliminary and limited. For instance, even though eprenetapopt has shown promising results in preclinical studies and early-stage clinical trials, we may not succeed in demonstrating safety and efficacy of eprenetapopt in larger-scale clinical trials. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy programs. On August 11, 2021, the FDA placed a clinical hold on our clinical trial evaluating eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies. In the first quarter of 2022, FDA notified us that it would continue the partial clinical hold on three ongoing clinical studies in our myeloid program. However, we received clearance from FDA to proceed under our existing IND with a new trial in R/R MDS and AML.

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

An epidemic or pandemic disease outbreak, including the 2019 novel coronavirus (COVID-19), could severely disrupt our operations or the operations of third parties that we depend on, including our single third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, supply chain disruptions due to response to COVID-19 or otherwise could have a material adverse effect on the availability or cost of materials for the active pharmaceutical ingredient, or API for eprenetapopt. Quarantines, restrictions or bans in travel into and within the countries in which we operate, our manufacturer produces the API for eprenetapopt or where we conduct our clinical trials could impede, delay, limit or prevent the production or delivery or release of our product candidates to our trial sites, and trial investigators, patients or other critical staff could be restricted from traveling to our trial sites. In addition, some of our clinical sites could slow or cease patient recruitment, patient treatment and/or access to patient data. We had observed a temporary decrease in both patient screening and patient enrollment in 2020 as a result of the COVID-19 pandemic and such decreases may reoccur in the future. Additionally, we and our employees have taken steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business, operations and internal controls. Any or all of these factors could impede, delay, limit or prevent completion of our ongoing clinical trials, or require changes to our ongoing clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business, results of operations, financial conditions and prospects.

While there is significant uncertainty relating to the potential effect of the coronavirus on our business and operations, infections may become more widespread and travel restrictions may worsen, including in the United States, Sweden and other countries where our trials are conducted or the API for eprenetapopt is manufactured, any of which could have a material adverse effect our business, results of operations, financial conditions and prospects. Additionally, disruptions at the at FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our product candidate or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

FDA has since adjusted its inspection activities in response to the ongoing COVID-19 pandemic. On December 29, 2021, the Agency implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic.

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

The consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU are still largely unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. having left the EU will have.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory licensure of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing licensure that we may have obtained and we may not achieve or sustain profitability. If these actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In the United States, the pharmaceutical industry has been a particular focus of efforts to reform the healthcare system and has been significantly affected by major legislative initiatives, including the PPACA, which contains provisions that may potentially affect the profitability of our products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs, and expansion of the entities eligible for discounts under the 340B pricing program. The framework of the PPACA continues to evolve as a result of executive, legislative, regulatory and administrative developments that have challenged the law and contribute to legal uncertainty that could affect the profitability of our products. See Part I, Item 1, “Government Regulation – U.S. Healthcare Reform” for further information.

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

Regulatory proposals have been made to allow the importation of prescription drugs into the United States that are approved for marketing in Canada, and potentially other countries. On July 24, 2020, former President Trump issued an Executive Order directing the Secretary of Health and Human Services to grant waivers of the prohibition of importation of prescription drugs to certain individuals and to complete the rulemaking process to allow the importation of certain prescription drugs from Canada. If such actions are implemented, and if eprenetapopt or another similar or equivalent drug product is approved in another ex-US jurisdiction, these regulatory proposals may impact the competition our product may face, if approved. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

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

Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payors, our relationships with healthcare providers, physicians and third-party payors will subject us to healthcare statutory and regulatory requirements and enforcement by the U.S. federal government and the states and foreign governments in which we conduct our business. Our future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. See Part I, Item 1, “Government Regulation – Healthcare Law and Regulation” for more detail.

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

Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Moreover, privacy and cybersecurity laws and regulations are evolving, and may continue to add additional compliance costs and legal risks. For example, the California legislature passed the California Consumer Protection Act (CCPA), which came into effect January 1, 2020. The CCPA requires companies doing business in California to disclose information regarding the collection, use and sharing of a consumer’s personal data, and comply with certain qualified privacy rights requests, including rights to request deletion of or to stop the sale of their personal information. While the CCPA includes certain exemptions for data protected by HIPAA or in certain research contexts, the law covers a wide range of data we my process in other contexts. The CCPA also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance and enforcement actions from the California Attorney General. The California Privacy Rights Act (CPRA), which expands the CCPA, passed in November 2020. The CPRA will, among other things, impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Following the CPRA, Virginia and Colorado have enacted similar, but not completely consistent, comprehensive privacy legislation that will also go into effect in January and July 2023, respectively. Many other states are considering similar legislation in addition to the consideration of comprehensive privacy legislation at the federal level. If passed, such laws will require additional resources to ensure compliance, and may have potentially conflicting requirements that would make compliance challenging.

Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We have policies and procedures in place, and have conducted an independent third-party audit, to support our compliance with all applicable data protection laws and regulations, and are continually improving our data protection program to address compliance risks and evolving requirements. For example, we plan to implement policies and procedures to assess our third party vendors’ compliance with applicable data protection laws and regulations. Nevertheless, our efforts to comply with data protection laws and evaluate and oversee our third party vendors may be insufficient to mitigate all data protection risks or compliance obligations, which could result in regulatory scrutiny, legal liability, reputational risk or operational disruption. Failure by us or by our third-party vendors to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we or our third-party vendors have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we or our third-party vendor, as applicable, are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

Any clinical trial programs we conduct or research collaborations we enter into in the European Economic Area (“EEA”)/UK may subject us to the EU General Data Protection Regulation 2016/679 (the “EU GDPR”) as implemented by countries within the EEA. In addition, where we conduct programs and collaborations in the UK we may be subject to the UK Data Protection Act 2018 and the UK General Data Protection Regulation, (together the “UK GDPR”).

We are subject to the EU GDPR, which applies extra-territorially and implements stringent operational requirements on controllers (e.g., sponsors) and processors (e.g., CROs, laboratories) of personal data. For controllers this includes, for example, high standards for obtaining valid consent from individuals to process their personal data (where consent is the legal ground relied upon), the requirements to provide detailed disclosures to individuals, short timelines for personal data breach notifications to data protection authorities and data subjects, limitations on retention of personal data, additional considerations where processing health data and other “special categories of personal data” and specific obligations where third-party processors are engaged. The EU GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have “adequate” data privacy laws by the European Commission or a data transfer mechanism has been put in place. Until recently, one such data transfer mechanism was the EU-US Privacy Shield. However, in July 2020 the Court of Justice of the European Union (“CJEU”) declared the Privacy Shield to be invalid for purposes of international transfers. The CJEU also imposed further restrictions on use of standard contractual clauses (SCCs) (i.e., an EU-style data transfer agreement) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. Moreover, new versions of the SCCs (new EU SCCs) have recently been published requiring additional compliance and implementation efforts. In turn, the findings of the CJEU will have significant implications for cross-border data flows.

Further, the EU GDPR provides that EU Member States may establish their own laws and regulations further restricting the processing of genetic data, biometric data, health data and other personal data, which could limit our ability to use and share such personal data or could cause our costs to increase. The EU GDPR imposes onerous accountability obligations requiring controllers and processors to maintain a record of their data processing activities and policies and procedures to demonstrate compliance with the EU GDPR. The EU GDPR also grants certain privacy rights to individuals (e.g., the right to access or erase their personal data). While we have established some data protection policies and have a maturing compliance program, additional resources will be needed to fully comply with the EU GDPR, including for evolving regulatory guidance. If our or our vendors’ or service providers’ privacy or data security measures fail to comply with the EU GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to stop or change the way we use personal data and/or fines of up to 20 million Euros of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims for financial or non-financial loss by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices.

Relatedly, following the UK’s withdrawal from the EU (i.e., Brexit), the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR site alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines for non-compliance of up to £17.5 million or 4% of annual worldwide turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that reliance on the new EU SCCs for transfers from the UK requires additional documentation in the form of a UK Addendum.

Risks related to employee matters and managing growth

Our future success depends on our ability to retain our Chairman and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Senior Vice President and Chief Scientific Officer, our Senior Vice President and Chief Medical Officer, our Senior Vice President and Chief Business Officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Christian S. Schade, our Chairman and Chief Executive Officer, Scott M. Coiante, our Senior Vice President and Chief Financial Officer, Lars Abrahmsen, Ph.D., our Senior Vice President and Chief Scientific Officer, Eyal C. Attar, M.D., our Senior Vice President and Chief Medical Officer, and Gregory A. Korbel, Ph.D., our Senior Vice President and Chief Business Officer, as well as the other principal members of scientific team. Our agreements with Mr. Schade, Mr. Coiante, Dr. Abrahmsen, Dr. Attar and Dr. Korbel do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. However, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, regulatory affairs and, potentially, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks related to tax matters

We have significant deferred tax assets, which may become devalued if we do not generate sufficient future taxable income, applicable corporate tax rates are reduced or if we experience an ownership change.

Our total gross deferred tax assets as of December 31, 2021 were $42.1 million. Of that amount, $26.4 million relates to gross deferred tax assets in Aprea AB. Our anticipated activities are also expected to result in future significant net operating losses in the United States and Sweden resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $42.1 million on our net deferred tax assets as of December 31, 2021, because, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Sweden or the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

We may have taxable income as a result of the purging election made following the Holdco Reorganization\

While not entirely clear, we intend to treat Aprea AB as having been a passive foreign investment company, or PFIC, for U.S. federal income tax purposes prior to the Holdco Reorganization and treat the Company as having succeeded to the tax basis and holding periods of those shareholders in Aprea AB that exchanged their shares for our common stock. Based on such treatment, and absent a purging election as described below, the stock of Aprea AB held by the Company would have retained its status as stock of a PFIC with respect to all periods prior to the Holdco Reorganization (the “PFIC Taint”) and therefore, absent a prior election by those shareholders to treat Aprea AB as a qualified electing fund, the Company, would have been subject to certain adverse U.S. federal income tax consequences with respect to distributions received on such stock and gain recognized on the disposition of such stock. In order to purge the PFIC Taint on the stock of Aprea AB, and avoid such adverse tax consequences, following the Holdco Reorganization we made a purging election in the form of a deemed dividend election under which, for U.S. federal income tax purposes, Aprea AB will be deemed to have made a distribution to the Company of all of its current and accumulated earnings and profits as determined for U.S. federal income tax purposes. Because Aprea AB did not have any accumulated or current year earnings and profits as of December 31, 2019, we do not expect the purging election to result in any incremental U.S. federal income taxes.

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

As of December 31, 2021, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 26.2% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, we have outstanding 21,859,413 shares of common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have facilities in Boston, Massachusetts and Stockholm, Sweden. Our Boston facility consists of office space of approximately 2,295 square feet under an operating lease agreement that expires on December 31, 2022. Our Stockholm facilities consist of office and laboratory space of approximately 3,980 square feet under an operating lease agreement that expires in June 2023 based upon an extension which became effective January 1, 2022. We believe that are current facilities are suitable and adequate to meet our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate any potential expansion of our operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock has been listed on the Nasdaq Global Select Market under the symbol "APRE" since October 3, 2019.

As of March 15, 2022, we had 25 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Through December 31, 2021, we have used approximately $37.8 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus. There has been no material change in the planned use of proceeds from our IPO, as described in our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 6. [Reserved]

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

Our lead product candidate, APR-246, or eprenetapopt, is a small molecule p53 reactivator that is in clinical development for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. Eprenetapopt has received Orphan Drug and Fast Track designations from the FDA for MDS, Fast Track designation from the FDA for AML, and Orphan Drug designation from the European Commission for MDS and AML, and we believe eprenetapopt will be a first-in-class therapy if approved by applicable regulators.

Our ongoing clinical trials of eprenetapopt have a small number of patients remaining on study treatmentt. We are in the planning phase for additional clinical trials of eprenetapopt.

Myeloid Malignancy Program

Our myeloid malignancy program includes ongoing clinical trials in MDS, AML and post-transplant maintenance therapy in MDS/AML. On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our Phase 3 frontline MDS clinical trial, our Phase 2 MDS/AML Post-Transplant clinical trial and our Phase 1/2 AML clinical trial. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial. In particular, the FDA requested more information related to a potential risk-reward imbalance between the combination of eprenetapopt and azacitidine versus azacitidine alone as it relates to increased serious adverse events in the Phase 3 frontline clinical trial in MDS. At the time of the clinical hold announcement the MDS, AML and post-transplant maintenance trials had all completed enrollment. Patients who were benefiting from treatment could continue to receive study treatment. In December 2021 we discussed with FDA the data and analyses from the Phase 3 trial and reached preliminary agreement on proposals for new clinical trials in myeloid malignancies. In the first quarter of 2022, FDA informed us that it would continue the partial clinical hold on these three clinical trials, allowing patients currently on and benefiting from treatment to continue with treatment, but prohibiting enrollment of new patients. As all trials had already achieved full enrollment and primary endpoint readout, we had no plans to enroll new patients into any of these trials. However, FDA gave us clearance to proceed under our existing myeloid malignancy IND with a new clinical trial in relapsed/refractory MDS and AML.

●	Phase 3 MDS Trial—In December 2020 we reported primary data cutoff results, including the primary endpoint of complete remission (CR), from a Phase 3 open-label, randomized, controlled trial evaluating eprenetapopt with azacitidine as frontline therapy in HMA-naïve TP53 mutant MDS patients. Analysis of the primary endpoint at this data cut demonstrated a 53% higher number of patients achieving a CR in the experimental arm receiving eprenetapopt with azacitidine versus the control arm receiving azacitidine alone but did not reach statistical significance. In the intention-to-treat population of 154 patients, the CR rate in the eprenetapopt with azacitidine arm was 33.3% (95% confidence interval (CI): 23.1 – 44.9%) compared to 22.4% (95% CI: 13.6% - 33.4%) in the azacitidine alone arm (P = 0.13). At the last pre-specified timepoint set forth in the statistical analysis plan, occurring at 12 months following enrollment of the last patient (LPI + 12), the CR rate in the experimental arm was 34.6% versus 22.4% in the control arm.

●	Phase 2 MDS/AML Post-Transplant Trial— In July 2021, we announced positive results from a single-arm, open-label Phase 2 clinical trial evaluating eprenetapopt with azacitidine as post-transplant maintenance therapy in TP53 mutant MDS and AML patients who have received an allogeneic stem cell transplant. The primary endpoint of the trial is the rate of relapse-free survival (RFS) at 12 months. In 33 patients enrolled in the trial, the RFS at 1-year post-transplant was 58% and the median RFS was 12.1 months. The overall survival (OS) at 1-year post-transplant was 79%, with a median OS of 19.3 months. Updated data with longer duration of follow-up was presented at the 2021 American Society of Hematology (ASH) annual meeting. Results reported at ASH described a 1-year post-transplant RFS of 60% and median RFS of 12.5 months. In addition, the 1-year post-transplant OS was 79% and median OS was 20.6 months. Prior clinical trials evaluating post-transplant outcomes in TP53 mutant MDS and AML patients have reported a 1-year post-transplant RFS of ~30% and a median OS of ~5-8 months. The post-transplant regimen of eprenetapopt and azacitidine was well-tolerated among patients in the trial. We are in discussions with the Center for International Blood and Marrow Transplant Research (CIBMTR) and the Blood And Marrow Transplant Clinical Trials Network (BMTCTN) regarding registrational trial design for post-transplant maintenance therapy in MDS/AML and are currently planning for initiation of enrollment in 2023..
●	Phase 1/2 AML Trial—In June 2021, we announced positive results from our Phase 1/2 trial evaluating eprenetapopt therapy in TP53 mutant MDS and AML patients. The lead-in portion of the trial evaluated the tolerability of eprenetapopt with venetoclax, with or without azacitidine, and no dose-limiting toxicities were observed in 12 patients receiving either regimen. Based on these results, we expanded the trial to treat 33 additional frontline TP53 mutant AML patients with the combination of eprenetapopt, venetoclax and azacitidine. In June 2021, we announced that the regimen of eprenetapopt with venetoclax and azacitidine met the primary efficacy endpoint. In 30 patients who were evaluable for efficacy at the time of the analysis, the CR rate was 37% and the complete response rate was CR plus CR with incomplete hematologic recovery (CRi), CR/CRi, was 53%. Updated data with longer duration of follow-up was presented at the 2021 ASH annual meeting. Results reported at ASH described in 39 evaluable patients a CR rate of 39%, CR/CRi rate of 56%, CR plus CR with hematologic recovery (CR/CRh) rate of 56% and ORR of 64%. The data suggest that the triplet combination of eprenetapopt, venetoclax and azacitidine was tolerable as an outpatient regimen.
●	Phase 1 Relapsed/Refractory MDS/AML Trial— We are currently in the planning phase for new trials under our existing myeloid malignancy IND in relapsed/refractory (R/R) MDS/AML with dose-optimization studies. In the first quarter of 2022 we received clearance from FDA to proceed with the trial. The trial is designed to determine the optimal pharmacologically active dose of eprenetapopt in combination with azacitidine in relapsed/refractory (R/R) MDS/AML. Preliminary tolerability and efficacy data from these studies may be available in late 2022 or early 2023.

Lymphoid Malignancy Program

Our lymphoid malignancy program includes our clinical trial evaluating eprenetapopt in patients with non-Hodgkin lymphomas (NHL). On August 11, 2021, FDA placed a clinical hold on this trial. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial in our myeloid malignancy program. In particular, the FDA requested more information related to a potential risk-reward imbalance between the combination of eprenetapopt and azacitidine versus azacitidine alone as it relates to increased serious adverse events in the Phase 3 frontline clinical trial in MDS. At the time of the clinical hold announcement the NHL trial had enrolled one patient. Patients who were benefiting from treatment could continue to receive study treatment and no additional patients could be enrolled until the clinical hold was resolved. In October 2021 we discussed with FDA the requested data and analyses from the Phase 3 trial and proposed amendments for clinical trials to proceed in our lymphoid malignancy program. FDA lifted the clinical hold in December 2021.

●	Phase 1 NHL Trial—Our Phase 1 NHL trial was initiated in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) to assess eprenetapopt with venetoclax and rituximab, and eprenetapopt with acalabrutinib. At the time that the trial was placed on partial clinical hold by FDA we had enrolled one patient and that patient had achieved CR. On December 8, 2021, FDA notified us that it was lifting the clinical hold on the IND for our lymphoid malignancy program. In conjunction with FDA lifting the partial clinical hold, we are in the planning phase for a new NHL trial in relapsed/refractory (R/R) TP53 mutant Richter’s transformed NHL. Richter’s transformed NHL is a subset of CLL that is characterized by significantly more aggressive disease. The trial is being designed to seek to determine the optimal pharmacologically active dose of eprenetapopt in combination with venetoclax and rituximab. The trial is also expected to include administration of an oral formulation of eprenetapopt as part of a monotherapy lead-in phase. Pharmacokinetic data following oral administration will be collected to assess exposure relative to intravenous administration and to inform potential future clinical opportunities of an oral dosage form of eprenetapopt. Preliminary tolerability and efficacy data from these studies may be available in the second half of 2022.

Solid Tumor Program

Our solid tumor program includes our clinical trial evaluating eprenetapopt with anti-PD-1 therapy in advanced solid tumors

●	Phase 1/2 Solid Tumor Trial—We have completed enrollment in our Phase 1/2 clinical trial in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy. The trial enrolled 6 patients with gastric/GEJ cancer, 5 patients with bladder/urothelial cancer and 20 patients with non-small cell lung cancer (NSCLC). Data from the clinical trial were presented at the European Society of Medical Oncology (ESMO) Congress 2021. Results were presented from 31 patients who had initiated treatment, including three gastric/GEJ, three bladder/urothelial cancer and 19 NSCLC patients. In the bladder/urothelial cohort, one patient with localized TP53 mutant high-grade transitional cell bladder cancer, who relapsed following prior chemotherapy, achieved complete remission (CR) by RECIST criteria at the first response assessment at 9 weeks. In the NSCLC cohort, two patients with TP53 mutant squamous NSCLC had reductions in target lesions of 26.7% and 8.2%, respectively, from baseline by RECIST criteria at the first response assessment at 9 weeks. With continued treatment, the NSCLC patient with initial target lesion reduction of 26.7% had further reduction in lesion size and achieved a partial response (PR). Inaddition, a second bladder cancer patient also achieved a PR. We are in the planning phase for a future clinical trial to further evaluate orally-administered eprenetapopt with immunotherapy checkpoint inhibitors.

Next Generation Programs

APR-548

APR-548 is a second generation p53 reactivator that is a unique analog of eprenetapopt and therefore a pro-drug of MQ. APR-548 exhibits high oral bioavailability in preclinical testing and is being developed in an oral dosage form.

●	Phase 1 MDS/AML Trial—We initiated a Phase 1 clinical trial testing APR-548 in relapsed/refractory MDS and AML. Enrollment in the first dosing cohort was completed and pharmacokinetic and adverse event data will be collected and analyzed. We do not plan to enroll additional patients into the trial.

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

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through December 31, 2021, we had received net proceeds of approximately $225.6 million from our sales of preferred and common stock.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $37.1 million, $53.5 million and $28.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $181.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of December 31, 2021, we had cash and cash equivalents of $53.1 million. We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Together with our investigators and clinical sites, we continue to assess the impact of the coronavirus pandemic on data integrity, patient enrollment, the ability to maintain patients enrolled in our clinical trials and, the corresponding impact on the timing of the completion of our ongoing clinical trials.

We have assessed both capacity and the current clinical supply chain associated with the production of eprenetapopt and APR-548 and have observed no disruptions to date in our clinical supply chain and our ability to provide supply for our on-going clinical trials. We will continue to monitor and assess the potential impact of the COVID-19 pandemic on our clinical trial supply chain.

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the year ended December 31, 2021, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority in a foreign jurisdiction were to require us to conduct clinical trials beyond the scope we currently anticipate, or additional clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

We are conducting multiple trials in hematologic malignancy indications which have a small number of patients on study treatment, including a Phase 3 trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS and which is supported by published data from two Phase 1b/2 investigator-initiated trials in the U.S. (Sallman et al., J Clin Oncol, 2021) and France (Cluzeau et al., J Clin Oncol, 2021); a Phase 2 trial of eprenetapopt with azacitidine for the post-allogeneic hematopoietic cell transplantation (allo-HCT) maintenance treatment of TP53 mutant MDS/AML; a Phase 1/2 trial of eprenetapopt with venetoclax ± azacitidine for the treatment of frontline and relapsed/refractory AML; and a Phase 1 clinical trial for the treatment of TP53 mutant chronic lymphoid leukemia (CLL) with either eprenetapopt with venetoclax and rituximab, or eprenetapopt with ibrutinib. In addition, we have also tested eprenetapopt with anti-PD-1 therapy in solid tumor patients through a Phase 1/2 clinical trial in advanced gastric, bladder and non-small cell lung cancers. We are also conducting a Phase 1 clinical trial testing an orally-dosed next-generation small molecule p53 reactivator, APR-548, as a potential therapeutic for MDS and AML. We have assembled a management team with extensive experience in the discovery, development and commercialization of novel oncology drugs to support our mission of developing p53-reactivating therapies for cancer patients.

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

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Foreign currency gain

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. The financial position and results of operations of our subsidiary Aprea AB is measured using the foreign subsidiary’s local currency as the functional currency. Aprea AB cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statement of operations and comprehensive loss. Expenses of our subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of stockholders’ equity and as other comprehensive loss on the consolidated statement of operations and comprehensive loss.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses at each balance sheet date. This process involves reviewing open contract and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

Results of operations

Comparison of the years ended December 31, 2021 and 2020

20
	Years ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$23,895,875	$37,879,325	$(13,983,450)
General and administrative	13,550,478	14,931,887	(1,381,409)
Total operating expenses	37,446,353	52,811,212	(15,364,859)
Other income (expense):
Interest income	1,648	222,652	(221,004)
Foreign currency (loss) gain	317,402	(890,252)	1,207,654
Total other income (expense)	319,050	(667,600)	986,650
Net loss	$(37,127,303)	$(53,478,812)	$16,351,509

Research and development expenses

	Years ended December 31,
	2021	2020	Change
Eprenetapopt (APR-246)	$12,213,069	$28,519,258	$(16,306,189)
Other early-stage development programs	4,315,990	2,515,946	1,800,044
Unallocated research and development expenses	7,366,816	6,844,121	522,695
Total research and development expenses	$23,895,875	$37,879,325	$(13,983,450)

Research and development expenses for the year ended December 31, 2021 were $23.9 million, compared to $37.9 million for the year ended December 31, 2020. The overall decrease of $14.0 million was primarily due to the continued development of our lead product candidate, eprenetapopt as follows:

●	a decrease of $10.4 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020. The $10.4 million decrease included $3.5 million related to the development of an in vitro companion diagnostic test for eprenetapopt during the year ended December 31, 2020 for which there were no comparable costs during the year ended December 31, 2021;
●	a decrease of $1.9 million related to our Phase 2 post-transplant MDS/AML clinical trial;
●	a decrease of $1.7 million in regulatory expenses primarily related to the preparation of a New Drug Application (NDA) for eprenetapopt in 2020 for which there were no comparable expenses in 2021;
●	a decrease of $1.2 million in other clinical trials including our Phase 2 clinical trials in the U.S. and France; and

●	a decrease of $0.7 million in manufacturing expenses related to the scale-up for the anticipated commercial production of eprenetapopt in 2020 for which there were no comparable expenses in 2021;

The above decreases were offset, in part by the following:

●	an increase of $0.8 million related to our Phase 1/2 clinical trials in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy which enrolled its first patient in Q3 2020;
●	an increase of $0.5 million related to the development of a Phase 1 dose-escalation clinical trial of APR-548, a next generation p53 reactivator being developed in an oral dosage form; and
●	an increase of $.5 million related to the development of our next generation program.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2021 were $13.5 million, compared to $14.9 million for the year ended December 31, 2020. The decrease of $1.4 million was primarily related to:

●	a decrease of $2.0 million in commercial development expense which was related to the initiation of certain pre-commercialization activities such as market research and brand building in 2020 for which there was no comparable expense for 2021;
●	a decrease of $1.1 million in consulting expense primarily related to decreased recruiting and search fees; and
●	a decrease of $0.4 million of personnel costs

The above decreases were offset, in part by:

●	an increase of $2.0 million in non-cash stock-based compensation expense which was primarily related to stock option and RSU grants made in February 2021 in connection with the Company’s annual compensation review for employees and stock option and RSU grants made in June 2021 in connection with the Company’s annual compensation review for its non-employee board members.

Other income and expense

Foreign currency gain for the year ended December 31, 2021 was $0.3 million compared to a foreign currency loss of $0.9 million for the year ended December 31, 2020. The increase in foreign currency gain of $1.2 million was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the year ended December 31, 2021. Interest income for the year ended December 31, 2021 consisted primarily of interest earned on our cash and cash equivalents offset in part, by interest expense associated with our facility leases.

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

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through December 31, 2021, we had received net proceeds of $225.6 million from our sales of preferred and common stock. As of December 31, 2021, we had cash and cash equivalents of $53.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Years ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$(37,686,179)	$(41,802,672)	$(26,708,707)
Investing activities	--	(25,709)	(30,901)
Financing activities	1,747,012	150,949	92,575,538
Net (decrease) increase in cash and cash equivalents	$(35,939,167)	$(41,677,432)	$65,835,930

Operating activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $37.7 million for the year ended December 31, 2021 compared to $41.8 million for the year ended December 31, 2020. The decrease in cash used in operating activities of $4.1 million was primarily attributable to a decrease in our net loss of $16.4 million, resulting from both decreased research and development expenses and decreased general and administrative expenses discussed previously partially offset by an increase in non-cash stock-based compensation of $2.8 million as well as a net decrease in operating assets and liabilities of $8.3 million.

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

Investing activities

Cash used in investing activities for the years ended December 31, 2021, 2020 and 2019 was $0, $25,709, and $30,901, respectively. Cash used in investing activities for these years represented the acquisition and property and equipment

Financing activities

Net cash provided by financing activities was $1.7 million for the year ended December 31, 2021 compared to $0.1 million for the year ended December 31, 2020. The increase in cash provided by financing activities was primarily attributable to net proceeds of $1.5 million received from sales of common stock under our ATM program which was activated in December 2021 and $0.2 million received from the exercise of stock options.

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

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to eprenetapopt, APR-548 and other product candidates and programs which are still in the early stages of clinical development. In addition, we have incurred and continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	conduct our current and future clinical trials and additional preclinical research of eprenetapopt and APR-548;
●	decide to continue with the development of an in vitro companion diagnostic test for eprenetapopt;
●	initiate and continue research and preclinical and clinical development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;

●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our operation as a public company; and
●	continue to operate as a public company.

As of December 31, 2021, we had cash and cash equivalents of $53.1 million. We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of eprenetapopt and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of eprenetapopt for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for eprenetapopt and our other product candidates;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, and although we may explore such opportunities from time to time during the normal course of business, we currently have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the impact of COVID-19 on the financial markets in general and on our business in particular;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations at December 31, 2021:

	Payments due by period
		Less than			More than
	Total	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years
Operating leases(1)	$193,980	$193,980	$—	$—	$—
Total	$193,980	$193,980	$—	$—	$—
(1)	Represents minimum payments due for our lease of office space in Boston, Massachusetts under an operating lease agreement that, as amended, expires on December 31, 2022 and our lease of office and laboratory space in Solna, Sweden under an operating lease agreement that expires in June 2023.

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

Shelf Registration Statement

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market offering program for the sale of up to $50.0 million of shares of our common stock. During the year ended December 31, 2021, we sold 366,773 shares of our common stock under the at-the-market offering program resulting in net proceeds of approximately $1.5 million.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the we adopt as of the specified effective date.

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our financial statements.

Item 7A. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of December 31, 2021, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

Foreign Currency Exchange Rate Risk

We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiary’s revenues, expenses, assets and liabilities. The financial position and results of operations of our subsidiary Aprea AB is measured using the foreign subsidiary’s local currency as the functional currency. Aprea AB cash accounts holding U.S. dollars are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the consolidated statement of operations and comprehensive loss.

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

Item 8. Financial Statements and Supplementary Data

Aprea Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aprea Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aprea Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Iselin, New Jersey

March 15, 2022

Aprea Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$53,076,052	$89,017,686
Prepaid expenses and other current assets	3,508,358	3,399,019
Total current assets	56,584,410	92,416,705
Property and equipment, net	23,870	38,515
Right of use lease asset	185,811	320,616
Other noncurrent assets	29,372	29,383
Total assets	$56,823,463	$92,805,219
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,773,032	$4,503,619
Accrued expenses	5,352,996	10,571,237
Lease liability—current	190,471	256,309
Total current liabilities	7,316,499	15,331,165
Lease liability—noncurrent	—	78,847
Total liabilities	7,316,499	15,410,012
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,859,413 and 21,186,827 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	21,859	21,187
Additional paid-in capital	240,978,439	231,418,356
Accumulated other comprehensive loss	(10,358,956)	(10,037,261)
Accumulated deficit	(181,134,378)	(144,007,075)
Total stockholders’ equity	49,506,964	77,395,207
Total liabilities and stockholders' equity	$56,823,463	$92,805,219

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$23,895,875	$37,879,325	$20,950,672
General and administrative	13,550,478	14,931,887	8,593,626
Total operating expenses	37,446,353	52,811,212	29,544,298
Other income (expense):
Interest income, net	1,648	222,652	156,351
Foreign currency gain (loss)	317,402	(890,252)	1,328,140
Total other income (expense)	319,050	(667,600)	1,484,491
Net loss	$(37,127,303)	$(53,478,812)	$(28,059,807)
Other comprehensive loss:
Foreign currency translation	(321,695)	1,496,517	(2,772,453)
Total comprehensive loss	$(37,448,998)	$(51,982,295)	$(30,832,260)
Net loss per share attributable to common stockholders, basic and diluted	$(1.74)	$(2.53)	$(4.67)
Weighted-average common shares outstanding, basic and diluted	21,286,547	21,133,651	6,002,486

See accompanying notes to consolidated financial statements

Aprea Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Convertible preferred stock								Additional	Accumulated other		Total stockholders’
	Series A		Series B		Series C		Common Stock		Paid‑in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	loss	deficit	(deficit)
Balance at January 1, 2019	612,446	$6,483,044	7,235,969	$49,742,942	4,712,698	$56,364,645	1,155,366	$127,091	$19,666,588	$(8,761,325)	$(62,468,456)	$(51,436,102)
Issuance of Series C convertible preferred stock, net of issuance costs of $53,509	—	—	—	—	467,179	5,598,362	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	160	—	100	—	—	100
Exercise of stock options	—	—	—	—	—	—	322,267	3,179	67,818	—	—	70,997
Stock‑based compensation	—	—	—	—	—	—	—	—	1,345,722	—	—	1,345,722
Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,772,453)	—	(2,772,453)
Exchange of preferred and common stock of Aprea Therapeutics AB into stock of Aprea Therapeutics, Inc.	—	—	—	—	—	—	—	(128,792)	128,792	—	—	—
Conversion of preferred stock into common stock	(612,446)	(6,483,044)	(7,235,969)	(49,742,942)	(5,179,877)	(61,963,007)	13,028,292	13,028	118,175,965	—	—	118,188,993
Common stock issued in IPO, net of issuance costs of $10,843,925	—	—	—	—	—	—	6,516,667	6,517	86,899,563	—	—	86,906,080
Net loss	—	—	—	—	—	—	—	—	—	—	(28,059,807)	(28,059,807)
Balance at December 31, 2019	—	$—	—	$—	—	$—	21,022,752	$21,023	$226,284,548	$(11,533,778)	$(90,528,263)	$124,243,530
Exercise of stock options	—	—	—	—	—	—	164,075	164	150,785	—	—	150,949
Stock‑based compensation	—	—	—	—	—	—	—	—	4,983,023	—	—	4,983,023
Foreign currency translation	—	—	—	—	—	—	—	—	—	1,496,517	—	1,496,517
Net loss	—	—	—	—	—	—	—	—	—	—	(53,478,812)	(53,478,812)
Balance at December 31, 2020	—	$—	—	$—	—	$—	21,186,827	$21,187	$231,418,356	$(10,037,261)	$(144,007,075)	$77,395,207
Exercise of stock options	—	—	—	—	—	—	226,394	226	208,141	—	—	208,367
Vesting of restricted stock units	—	—	—	—	—	—	79,419	79	(79)	—	—	—
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	—	—	—	—	366,773	367	1,538,278	—	—	1,538,645
Stock‑based compensation	—	—	—	—	—	—	—	—	7,813,743	—	—	7,813,743
Foreign currency translation	—	—	—	—	—	—	—	—	—	(321,695)	—	(321,695)
Net loss	—	—	—	—	—	—	—	—	—	—	(37,127,303)	(37,127,303)
Balance at December 31, 2021	—	$—	—	$—	—	$—	21,859,413	$21,859	$240,978,439	$(10,358,956)	$(181,134,378)	$49,506,964

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(37,127,303)	$(53,478,812)	$(28,059,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,829	28,834	11,126
Stock‑based compensation	7,813,743	4,983,023	1,345,722
Amortization of right of use lease asset	258,848	200,776	159,128
Foreign currency (gain) loss	(317,402)	890,252	(1,328,140)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(109,338)	(472,402)	(2,633,732)
Accounts payable	(2,730,587)	2,326,767	437,515
Accrued expenses and other liabilities	(5,218,241)	3,928,684	3,513,782
Lease liability	(268,728)	(209,794)	(154,301)
Net cash used in operating activities	(37,686,179)	(41,802,672)	(26,708,707)
Cash flows from investing activities:
Purchases of property and equipment	—	(25,709)	(30,901)
Net cash used in investing activities	—	(25,709)	(30,901)
Cash flows from financing activities:
Proceeds from the exercise of stock options	208,367	150,949	70,997
Proceeds from issuance of common stock in initial public offering, net	—	—	86,906,179
Proceeds from at-the-market sales of common stock, net	1,538,645	—	—
Proceeds from issuance of Series C convertible preferred, net	—	—	5,598,362
Net cash provided by financing activities	1,747,012	150,949	92,575,538
Decrease in cash and cash equivalents	(35,939,167)	(41,677,432)	65,835,930
Effect of exchange rate changes on cash	(2,467)	606,249	(1,422,992)
Cash and cash equivalents—beginning of year	89,017,686	130,088,869	65,675,931
Cash and cash equivalents—end of period	$53,076,052	$89,017,686	$130,088,869

Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$124,043	$-

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

The Company believes that the December 31, 2021 cash balance of approximately $53.1 million will be sufficient to fund the Company’s operations into 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

2. Summary of significant accounting policies

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Aprea Therapeutics AB, which was incorporated in May 2009, and Aprea US, Inc., which was incorporated in June 2016. Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated.

Use of estimates— The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates. Significant items subject to such estimates and assumptions, are used for, but not limited to, include stock-based compensation and accounting for research and development costs.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

Foreign currency and currency translation— The functional currency for Aprea Therapeutics AB is the Swedish Krona. Assets and liabilities of Aprea Therapeutics AB are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of convertible preferred stock and stockholders’ equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the consolidated statements of operations and comprehensive loss as incurred.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

expanding the scope of ASC 718 to apply to nonemployee share based transactions, as long as the transaction is not effectively a form of financing.

The Company estimates the fair value of each stock option grant on the date of grant using the Black Scholes option pricing model, which uses as inputs the fair value of the Company’s common stock and assumptions the Company makes for the volatility of its common stock, the expected term of its stock options, the risk free interest rate for a period that approximates the expected term of its stock options and its expected dividend yield. The Company elects to account for forfeitures when they occur.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2021	2020	2019
Options to purchase common stock	4,586,615	3,771,459	3,499,934
Unvested restricted stock units	399,719	—	—
Total shares of common stock equivalents	4,986,334	3,771,459	3,499,934

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

3. Property and equipment

Property and equipment consist of the following:

	December 31,
	2021	2020
Lab equipment	$90,770	$100,249
Furniture & Fixtures	31,152	31,611
Computer equipment	18,955	20,935
Property and equipment, at cost	140,877	152,795
Less accumulated depreciation and amortization	(117,007)	(114,280)
Property and equipment—net	$23,870	$38,515

Depreciation expense for years ended December 31, 2021, 2020 and 2019 was $12,829, $28,834, $11,126, respectively.

4. Fair value measurements

The Company’s financial instruments consist of cash and cah equivalents and accounts payable. The carrying amount of accounts payable is considered a reasonable estimate of fair value due to the short-term maturity.

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

5. Leases

The Company is party to two operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2021, 2020 and 2019 was $342,550, $327,205 and $278,603, respectively, which are included in operating expenses.

The Company has an operating lease in Boston, Massachusetts for office space which was amended effective July 1, 2021. The lease will expire in December 2022 and does not have any renewal options. The Company also has an operating lease for office and laboratory space in Solna, Sweden which was extended effective January 1, 2022 and now expires in June 2023.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

Quantitative information regarding the Company’s leases for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year ended December 31,
Lease Cost	2021	2020	2019
Operating lease cost	$236,364	$226,275	$161,856
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$255,078	$251,636	$174,846
Operating lease liabilities arising from obtaining right‑of‑use assets	$124,043	$—	$355,330
Weighted average remaining lease term (years)	0.50 - 1.00	1.00 - 1.50	2.00 - 2.50
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%

Future lease payments under noncancelable leases are as follows at December 31, 2021:

Operating
Future Lease Payments	Leases
2022	$193,980
2023	—
Total Lease Payments	$193,980
Less: Imputed Interest	(3,509)
Total Lease Liabilities	$190,471

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

6. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2021	2020
Professional fees	$247,123	$224,424
Compensation and benefits	1,418,309	1,515,312
Research and development	3,504,375	8,158,302
Other	183,189	673,199
Total accrued expenses	$5,352,996	$10,571,237

7. Income taxes

Components of income taxes consist of the following:

	Year ended December 31,
	2021	2020	2019
Foreign	$(13,229,828)	$(27,215,385)	$(25,268,373)
Domestic	(23,897,475)	(26,263,427)	(2,791,434)
Net loss	$(37,127,303)	$(53,478,812)	$(28,059,807)

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate:

	Year ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	(0.1)%	0.2%	0.4%
Permanent differences	—%	1.7%	3.7%
Changes in valuation allowance	(18.2)%	(22.5)%	(25.1)%
Other	(2.7)%	(0.4)%	—%
Effective income tax rate	—%	—%	—%

Significant components of the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$38,773,870	$32,183,004
Stock compensation	3,341,338	1,358,554
Lease liability	47,677	70,192
Gross deferred tax assets	42,162,885	33,611,750
Valuation allowance	(42,115,543)	(33,541,533)
Total deferred tax assets	47,342	70,217
Deferred tax liabilities:
Fixed assets	(818)	(1,130)
Right of use asset	(46,524)	(69,087)
Total deferred tax liabilities	(47,342)	(70,217)
Net deferred tax assets (liabilities)	$—	$—

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2021, the Company has $126.9 million, $45.6 million, and $45.2 million of foreign, federal and state net operating loss carryforwards, respectively, that expire at various dates through 2037. Certain of these foreign, federal and state net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization.

The valuation allowance increased in 2021 and 2019 by $8.6 million and $13.9 million, respectively due to the increase in the deferred tax assets by the same amounts; primarily due to net operating loss carryforwards. Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the U.S. Internal Revenue Code and Sweden tax law, certain changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income. For U.S. and Swedish income tax purposes, the Company has not completed a study to assess whether a change of control has occurred or whether there have been changes of control since the Company’s formation due to the complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize U.S. or Swedish net operating losses or other tax attribute carryforwards in the future. For Swedish income tax purposes, the Company’s net operating losses may be subject to limitations in accordance with the country’s group contribution restriction laws.

The Company files tax returns in Sweden, the United States and Massachusetts. Income tax returns prior to 2018 in the United States and Massachusetts are no longer subject to examination and income tax returns prior to 2015 are no longer

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

subject to examination in Sweden. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

In June 2018, Sweden passed laws on changes to the Swedish regulations on corporate income taxation. The law applies from January 1, 2019. Among other things, the changes decrease the corporate income tax rate in two steps from 22% to 21.4% as of January 1, 2019 and 20.6% as of January 1, 2020. U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. The Company previously accounted for the change in rate in 2020 which resulted in offsetting changes to tax expense and the valuation allowance.

As tax law is complex and often subject to varied interpretations, it is uncertain whether some of the Company’s tax positions will be sustained upon examination. Tax liabilities associated with uncertain tax positions represent unrecognized tax benefits, which arise when the estimated benefit recorded in the Company’s financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. Substantially all of these unrecognized tax benefits, if recognized, would benefit the Company’s effective income tax rate.

As of December 31, 2021 and 2020, the Company had approximately $0.1 million and $0.8 million of liabilities, respectively, related to uncertain tax positions. The Company had no uncertain tax positions as of December 31, 2019. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2021, 2020 and 2019.

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $50.0 million of shares of the Company’s common stock. The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold in connection with the ATM offering program. During the year ended December 31, 2021, the Company issued and sold 366,773 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $1.5 million. The Company did not sell any common stock under the ATM offering program during the year ended December 31, 2020.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

9. Stock option plans

In September 2019, the Company’s Board of Directors approved the 2019 Equity Incentive Plan (the “2019 Plan) and each outstanding option to purchase Aprea AB ordinary shares pursuant to a previous plan was cancelled and the Company issued to each holder of such Aprea AB option, a substitute option to purchase, on the same terms and conditions as were applicable to such Aprea AB option, shares of the Company’s common stock pursuant to the 2019 Plan.

The Board of Directors has the discretion to provide for accelerated vesting under the 2019 Plan. At December 31, 2021, there were 907,589 shares available for future grant under the 2019 Plan.

The Company recorded stock-based compensation expense of $7,813,743, $4,983,023 and $1,345,722 during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $13,596,148 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

The assumptions used in Black-Scholes are as follows:

	Year ended December 31,
	2021	2020	2019
Expected volatility	88.1% ‑90.2%	78.9% ‑83.8%	73.5% ‑74.5%
Risk‑free rate	0.96% ‑1.04%	0.36% ‑1.43%	1.53% ‑2.63%
Expected dividend yield	0%	0%	0%
Expected term in years	5.50-6.08	5.50-6.08	6.08-7.59

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

A summary of option activity under the Plan during the years ended December 31, 2021, 2020 and 2019 are as follows:

		Weighted‑	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price per	contractual	intrinsic
	options	share	term (in years)	value
Outstanding at January 1, 2019	1,844,188	$0.82	7.6
Granted	2,018,796	8.82
Exercised	(322,267)	0.23
Cancelled/Forfeited	(40,783)	0.99
Outstanding at December 31, 2019	3,499,934	$5.49	7.5
Granted	446,800	35.51
Exercised	(164,075)	0.92
Cancelled/Forfeited	(11,200)	38.78
Outstanding at December 31, 2020	3,771,459	$9.10	6.8
Granted	1,179,650	5.87
Exercised	(226,394)	0.92
Cancelled/Forfeited	(138,100)	16.53
Outstanding at December 31, 2021	4,586,615	$8.45	6.6	$2,101,398
Exercisable at December 31, 2021	2,518,554	$6.89	5.5	$2,093,937
Vested or expected to vest at December 31, 2021	4,586,615	$8.45	6.6	$2,101,398

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019, was $4.29, $24.20, $6.68 per share, respectively.

Restricted Stock Units

During the year ended December 31, 2021, the Company granted a total of 500,000 RSUs to executive officers and certain other employees of the Company, 16,000 of which were canceled prior to vesting. The remaining RSUs vest as follows: 322,000, vest ratably on the 6 month, 12 month and 18 month anniversaries of the grant date and 162,000, vest ratably on the one-year, two-year and three-year anniversaries of the grant date. During the year ended December 31, 2021, the Company granted a total of 23,050 RSUs to non-employee directors of the Company. These RSUs vest on the one-year anniversary of the grant date.

As of December 31, 2021, there was $1,644,247 of unrecognized compensation cost related to RSUs granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

The following table shows restricted stock unit activity during the year ended December 31, 2021:

		Weighted‑
		average
		grant date
	Shares	fair value
Restricted stock units outstanding at December 31, 2020	—	$—
Granted	523,050	5.91
Vested	(107,331)	5.94
Cancelled/Forfeited	(16,000)	6.00
Outstanding at December 31, 2021	399,719	$5.91

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

10. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2021, the Company has not recorded a provision for any contingent losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Exhibit
Number	Description of Document

3.1##	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 7, 2019)

3.2##	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020)

4.1#s#	Description of the Company’s Common Stock, $0.001 par value (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 16, 2021)

10.1##+	Form of 2019 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-233662)).

10.2##+	Form of 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-233662))

10.3##†	Service Agreement, between Aprea AB and Syngene International Private Limited (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-233662))

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

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

Exhibit
Number	Description of Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
##	Previously filed.
*	Filed herewith.
+	Indicates a management contract or compensatory plan.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2022.

Aprea Therapeutics, Inc.

By	/s/ Christian S. Schade
Christian S. Schade
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN S. SCHADE	Chief Executive Officer and Chairman (Principal Executive Officer)	March 15, 2022
Christian S. Schade

/s/ SCOTT M. COIANTE	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2022
Scott M. Coiante

/s/ JOHN B. HENNEMAN, III	Director	March 15, 2022
John B. Henneman, III

/s/ MICHAEL A. KELLY	Director	March 15, 2022
Michael A. Kelly

/s/ FOUAD NAMOUNI, M.D.	Director	March 15, 2022
Fouad Namouni, M.D.

/s/ RICHARD PETERS, M.D., Ph.D.	Director	March 15, 2022
Richard Peters, M.D., Ph.D.

/s/ BERND R. SEIZINGER, M.D., Ph.D.	Director	March 15, 2022
Bernd R. Seizinger, M.D., Ph.D.