Form 10-K/A
period 2021-12-31
Aprea Therapeutics, Inc.
filed 2022-05-02
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor firm ID: Auditor Name: Auditor Location:

42 Ernst & Young LLP Iselin, New Jersey

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $70.4 million.

There were 21,974,302 shares of the registrant’s common stock, $0.001 par value, outstanding as of April 29, 2022.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Aprea Therapeutics, Inc. (the “Company,” “we”, “us”, or “our”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022 (the “Original Form 10-K”).

 This Amendment is being filed to include the information required by Item 10 – “Directors, Executive Officers and Corporate Governance”, Item 11 – “Executive Compensation”, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 – “Certain Relationships and Related Transactions, and Director Independence” and Item 14 – “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K are amended and restated in their entirety as set forth in the Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment, our Chief Executive Officer and Chief Financial Officer are Rule 13a-14(a) certifications as included herein.

 Except as described above, the Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors, as of December 31, 2021.

Name	Position(s) at Aprea	Age

Executive Officers
Christian S. Schade	Chairman, Chief Executive Officer	61
Lars Abrahmsen, Ph.D.	Senior Vice President, Chief Scientific Officer	64
Eyal C. Attar	Senior Vice President, Chief Medical Officer	51
Scott M. Coiante	Senior Vice President, Chief Financial Officer and Secretary	55
Gregory A. Korbel, Ph.D.	Senior Vice President, Chief Business Officer	46

Non-Employee Directors
John B. Henneman III	Director	60
Michael A. Kelly	Director	65
Fouad Namouni, M.D.	Director	53
Richard Peters, M.D., Ph.D.	Director	59
Bernd R. Seizinger, M.D., Ph.D.	Director	65

Executive Officers

Christian S. Schade has served as our President and Chief Executive Officer and as a member of our Board since June 2016 and was appointed Chairman of the Board in September 2020. Mr. Schade has more than 30 years of private and public pharmaceutical and biotechnology industry experience, as well as broad corporate finance expertise from his tenure in investment banking. Prior to joining Aprea, from 2014 to 2015, he was Chief Executive Officer of Novira, a privately held antiviral drug discovery company until it was acquired by Johnson & Johnson. Prior to joining Novira, Mr. Schade was Executive Vice President and Chief Financial Officer of Omthera Pharmaceuticals, Inc. (“Omthera”), a Nasdaq-listed specialty pharmaceuticals company focused on the development and commercialization of new therapies for dyslipidemia until it was acquired by AstraZeneca Plc. He also was Executive Vice President and Chief Financial Officer at NYSE-listed NRG Energy Inc., and from 2000 to 2009, he was Senior Vice President of Administration and Chief Financial Officer at Medarex, Inc. (“Medarex”), a biopharmaceutical company focused on antibody-based therapeutic products for oncology, inflammation, autoimmune disorders, and infectious diseases until it was acquired by Bristol-Myers Squibb Company. Before joining Medarex, Mr. Schade served as Managing Director at Merrill Lynch in London and held various corporate finance and capital markets positions in New York and London for both Merrill Lynch and JP Morgan Chase & Co. Mr. Schade currently serves on the board of directors of Sapience Therapeutics, Inc., and Integra LifeSciences Inc. (Nasdaq: IART) where he chairs the Finance Committee. Mr. Schade received an M.B.A. from the Wharton School at the University of Pennsylvania and an A.B. from Princeton University.

We believe Mr. Schade is qualified to serve as our Chairman and Chief Executive Officer and on our Board because of his extensive experience in leadership and management roles at various life sciences companies.

Lars Abrahmsen, Ph.D. has served as our Senior Vice President, Chief Scientific Officer since October 2014. Dr. Abrahmsen has more than 30 years of experience in research and drug development in the pharmaceutical industry, both with small molecules and biopharmaceuticals. Beginning with postdoctoral work at Genentech, Inc., he has also worked at Swedish Orphan Biovitrum AB, Pharmacia & Upjohn, Inc., Pharmacia Corporation and KabiGen AB. More recently he served as Chief Scientific Officer at Affibody AB from 2004-2010 and as SVP of Protein Therapeutics at Algeta ASA from 2010-2013. Dr. Abrahmsen has experience from discovery research to preclinical development and has primarily focused on projects within oncology and metabolic diseases. Dr. Abrahmsen received a Ph.D. in Biochemistry and an M.S. in Chemistry, both from the Royal Institute of Technology in Stockholm, Sweden.

Eyal C. Attar, M.D. has served as our Senior Vice President, Chief Medical Officer since April 2019. Dr. Attar joined Aprea from Agios Pharmaceuticals, a pharmaceutical company, where he was Senior Medical Director from 2016 to 2019, IDH Hematology Medical Lead from 2016 to 2019 and Medical Director from 2014 to 2016. While serving at Agios, Dr. Attar played a leadership role in the clinical development and approval of IDHIFA and TIBSOVO for patients with relapsed/refractory AML. Prior to Agios, he served on the clinical staff at the Massachusetts General Hospital Cancer Center, where Dr. Attar was a member of the Center for Leukemia and Assistant Professor of Medicine at Harvard Medical School. He completed his residency in Internal Medicine at Brigham and Women’s Hospital and held fellowships in hematology and oncology in the Dana-Farber Partners Cancer Care Hematology/Oncology Fellowship Program. Dr. Attar received his medical degree from the University of North Carolina School of Medicine.

Scott M. Coiante has served as our Senior Vice President, Chief Financial Officer since August 2019. Mr. Coiante joined Aprea from Agile Therapeutics (“Agile”), a women’s healthcare company, where he was Senior Vice President and Chief Financial Officer from 2010 to August 2019. While at Agile, he played a leadership role in the company and in the development of the internal finance and accounting infrastructure. Prior to joining Agile, from 2002 to 2010, he was Vice President of Finance and Treasurer at Medarex, Inc., formerly a NASDAQ listed biotech company that was acquired in 2009 by Bristol Myers Squibb. From 1989 to 2002, Mr. Coiante held management positions of increasing responsibilities at Ernst & Young LLP. Mr. Coiante received a B.S. in Accounting from Villanova University.

Gregory A. Korbel., Ph.D. has served as our Senior Vice President, Chief Business Officer since April 2021, having previously served as Vice President of Business Development since July 2016. Dr. Korbel has 12 years of experience in the biotechnology and pharmaceutical industries. Prior to joining Aprea, he was Director of Business Development and Operations at Novira, a privately held antiviral drug discovery company until it was acquired by Johnson & Johnson in December 2015 and served as Director of Research Operations subsequent to the acquisition. In addition to consulting for venture capital and biotechnology firms, he formerly served as Senior Scientist at Invitrogen/Life Technologies. Dr. Korbel received an M.B.A. from the Wharton School at the University of Pennsylvania, a Ph.D. in Chemistry from Harvard University and a B.A. from Vanderbilt University

Non-Employee Directors

John B. Henneman III has been a member of our Board since August 2019. Mr. Henneman has more than 25 years of combined financial and operational management experience in the life sciences industry. From July 2018 until November 2018, Mr. Henneman served as the Chief Administrative Officer of NewLink Genetics Corporation (“NewLink”), a biotechnology company. From October 2014 to July 2018, Mr. Henneman served as NewLink’s Executive Vice President and Chief Financial Officer. From 1998 to 2014, Mr. Henneman served at Integra LifeSciences Holdings Corp (“Integra”), a publicly-held medical device company, in various capacities. Before becoming Integra’s Chief Financial Officer in 2007, Mr. Henneman was Chief Administrative Officer, responsible for Integra’s regulatory affairs, quality systems, clinical affairs, human resources, information systems and legal affairs functions, the management of Integra’s surgical instruments business, and Integra’s business development function. Mr. Henneman currently serves on the boards of directors of R1 RCM, Inc., a publicly-held revenue cycle technology and management services company, SeaSpine Holdings Corporation, a publicly-held medical technology company, Anika Therapeutics, Inc., a publicly held medical technology company and Alafair Biosciences, Inc., a privately-held medical device company. Mr. Henneman is also senior advisor to Prettybrook Partners, a private equity firm, and a consultant with SparkMed Advisors LLC, which provides consulting and other services to start-up medical device and biotechnology companies.

We believe Mr. Henneman is qualified to serve on our Board because of his senior management experience at NewLink and Integra, his service on the boards of R1 RCM, Inc. (Nasdaq: RCM), Anika Therapeutics, Inc. (Nasdaq: ANIK) and SeaSpine Holdings Corp. (Nasdaq: SPNE), and his extensive experience in the areas of finance, financial accounting, business transactions, and mergers and acquisitions.

Michael A. Kelly has served as a member of our Board since September 2020. Since January 2018, Mr. Kelly has been acting as Founder & President of Sentry Hill Partners, LLC, a global life sciences transformation and management consulting business founded by Mr. Kelly in 2018. Prior to Sentry Hill Partners, LLC, Mr. Kelly was a senior executive of Amgen, Inc., a biopharmaceutical company, from January 2003 to December 2017. Mr. Kelly has more than two decades of executive experience as a senior leader in the life sciences industry serving in various strategic finance and operations positions at Amgen Inc., most recently as Senior Vice President, Global Business Services and Vice President & CFO, International Commercial Operations. Mr. Kelly has also held positions at Biogen, Tanox and Monsanto Life Sciences. Mr. Kelly is an independent member of the board of directors for publicly traded DMC Global, Inc., NeoGenomics, Inc., Hookipa Pharma, Inc. and Amicus Therapeutics, Inc. He also serves on the Council of Advisors and was the former audit committee chairman for Direct Relief, a humanitarian aid organization focused on health outcomes and disaster relief. Mr. Kelly holds a BSc in business administration from Florida A&M University, concentrating in Finance and Industrial Relations.

We believe Mr. Kelly is qualified to serve on our Board because of his senior management experience at Amgen, his service on the boards of DMC Global, Inc. (Nasdaq: BOOM), NeoGenomics, Inc. (Nasdaq: NEO), Hookipa Pharma, Inc. (Nasdaq: HOOK) and Amicus Therapeutics, Inc. (Nasdaq: FOLD) and his extensive experience in the areas of finance, financial accounting, business transactions, and mergers and acquisitions.

Fouad Namouni, M.D. has served as a member of our Board since June 2020. Beginning in September 2000, Dr. Namouni serves as President, Research & Development at Blueprint Medicines Corporation, a publicly traded precision therapy company focused on genomically defined cancers, rare diseases, and cancer immunotherapy. Dr. Namouni has more than 20 years of oncology and cancer immuno-oncology drug development expertise as well as clinical experience as a pediatric oncologist. Prior to joining Blueprint Medicines, Dr. Namouni served in various leadership roles at Bristol-Myers Squibb (BMS) since 1999, including as the global development lead for the company’s cancer immunotherapy franchise. From August 2016 to April 2020, Dr. Namouni was Senior Vice President & Head of Oncology Development, with responsibility for driving product development plans from early-stage clinical development through commercialization. From September 2015 to September 2017, Dr. Namouni was Head of Medical Affairs and from January 2011 to September 2015, Dr. Namouni served as Head of Development for Opdivo® and Yervoy®, immunotherapy medications used in the treatment of cancer. Dr. Namouni holds an M.D. degree from the University of Annaba Medical School in Algeria, and a Pediatrics degree from Université Rene Descartes in Paris, France. In addition, he received a Pediatric Oncology and Hematology degree and M.S. in clinical and experimental pharmacology from Université Paris-Sud in France.

We believe Dr. Namouni is qualified to serve on our Board because of his experience in the life sciences industry, as well as his scientific background.

Richard Peters, M.D., Ph.D. has served as a member of our Board since June 2020. Beginning in September 2019, Dr. Peters serves as President, Chief Executive Officer and Director at Yumanity Therapeutics Inc. (“Yumanity”), a publicly traded company focused on finding treatments for neurodegenerative disease. Dr. Peters has more than 25 years of experience developing new therapies for difficult-to-treat diseases. Prior to joining Yumanity, Dr. Peters was President & Chief Executive Officer of Merrimack Pharmaceuticals, Inc. (“Merrimack”), a pharmaceutical company specialized in developing drugs for the treatment of cancer, from February 2017 to June 2019. Prior to Merrimack, Dr. Peters served as Senior Vice President and Head, Global Rare Diseases at Genzyme (Sanofi), a pharmaceutical company, from April 2014 to June 2016. Dr. Peters has also been an active founder and investor of several biotechnology start-up companies. Dr. Peters is a Harvard-trained physician and scientist, has served on the faculty at the Massachusetts General Hospital, and completed a Howard Hughes Medical Institute Fellowship in biophysics at Harvard Medical School. Dr. Peters commenced his medical studies at UC Louvain in Belgium and holds M.D. and Ph.D. degrees from the Medical University of South Carolina.

We believe Dr. Peters is qualified to serve on our Board because of his senior management experience at Yumanity Therapeutics and Merrimack Pharmaceuticals, his experience in the life sciences industry, as well as his scientific background.

Bernd R. Seizinger, M.D., Ph.D. has served as a member of our board of directors since 2015. Dr. Seizinger is a board member in a number of public and private biotech companies in the United States, Europe, and Canada, including Oxford BioTherapeutics Ltd., Nykode Therapeutics, BioInvent International AB, Oncolytics Biotech, Inc. and CryptoMedix LLC. Previously, Dr. Seizinger was President and Chief Executive Officer of GPC Biotech, VP Oncology Drug Discovery at Bristol-Myers Squibb Company, and Executive VP and Chief Scientific Officer at Genome Therapeutics. Prior to his corporate appointments, he held senior faculty positions at Massachusetts Harvard Medical School, Massachusetts General Hospital and Princeton University.

We believe Dr. Seizinger is qualified to serve on our Board because of his perspective and experience as a leader and board member in the life sciences industry, as well as his strong medical and scientific background.

Classified Board of Directors

Our Board consists of directors divided into three classes, with each class holding office for a three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

Class I (terms will expire at the annual meeting of stockholders to be held in 2023)

Richard Peters, M.D., Ph.D.

Bernd R. Seizinger, M.D., Ph.D.

Class II (term will expire at the annual meeting of stockholders to be held in 2024)

Fouad Namouni, M.D.

Class III (terms will expire at the annual meeting of stockholders to be held in 2022)

John B. Henneman III

Michael A. Kelly

Christian S. Schade

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company.

Director Independence

Our common stock is listed on the NASDAQ Global Select Market (“Nasdaq”). Under the Nasdaq rules, independent directors must comprise a majority of a listed company’s Board of Directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee be independent. Under the Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Our Board has determined that none of Drs. Namouni, Peters, Seizinger and Messrs. Henneman and Kelly has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors are “independent” directors, as defined under the Nasdaq rules. Mr. Schade is not independent due to his role as our Chairman and Chief Executive Officer. In addition, Johan Christenson, M.D., Ph.D., who served during a portion of 2021 as a director of the Company, was found to be independent.

Our Board also determined that Mr. Henneman (Chair), Dr. Seizinger and Mr. Kelly, who comprise our Audit Committee; Dr. Peters (Chair), Mr. Henneman and Dr. Namouni, who comprise our Compensation Committee, each satisfy the enhanced independence standards for those committees established by applicable SEC rules and the listing standards of Nasdaq.

In making such determination, the Board considered the relationships that each such non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant in determining their independence, including the beneficial ownership of our common stock by each non-employee director. Our independent directors generally meet in executive session at each regularly scheduled Board meeting.

Board Leadership Structure

The Board does not have a formal policy with respect to the separation of the offices of Chief Executive Officer (the “CEO”) and Chairman of the Board. It is the Board’s view that rather than having a rigid policy, the Board, with the advice and assistance of the Nominating and Corporate Governance Committee, and upon consideration of all relevant factors and circumstances, will determine, as and when appropriate, whether the two offices should be combined or separate. Currently, our leadership structure combines the offices of CEO and Chairman of the Board with Mr. Schade serving as our CEO and as Chairman of the Board. Mr. Henneman is our Lead Independent Director. Our Lead Independent Director chairs the executive sessions of our Board meetings, provides feedback to the chief executive officer, and works with the chief executive officer to set agendas for board meetings. Our Board has concluded that our current leadership structure is appropriate at this time, with the company benefiting from our CEO’s leadership on the Board, balanced by our Lead Independent Director. Our Board will continue to periodically review the leadership structure and may make such changes in the future as it deems appropriate.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Diversity

Aprea Therapeutics embraces our Board’s diversity of background, experience, culture and other characteristics that make the Board unique. Diversity at the top sets the expectation for inclusion throughout the organization. As a result, we are disclosing specific diversity-related metrics, including self-identified sex, race, and sexual orientation. The Equal Employment Opportunities Commission (“EEOC”) defines an “underrepresented minority” as an individual who self identifies in one or more of the following groups: Black or African American, Hispanic or Latinx, Asian, Native American, or Alaska Native, Native Hawaiian or Pacific Islander or Two or More Races or Ethnicities. The EEOC defines a “LGBTQ+” as an individual who self identifies in one or more of the following groups: lesbian, gay, bisexual, transgender and queer or questioning in regard to their sexual orientation. One of the seven board directors self-identified as an underrepresented minority as defined by the EEOC.

Risk Management

Risk is inherent with every business, and we face a number of risks, including business and operational, financial, strategic, legal and compliance and reputational. Our Board of Directors’ approach to risk management includes understanding the risks we face, analyzing them with the latest information available and determining the steps that should be taken to manage those risks, with a view toward evaluating the appropriate level of a risk for a company of our size, stage of growth and financial condition. Management is responsible for the day-to-day management of the risks the Company faces, while our Board, as a whole and assisted by its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed.

The risk oversight process includes receiving regular reports from Board committees and our executive officers to enable our Board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operational, information technology (including cybersecurity), finance, legal, regulatory, strategic, and reputational risk.

The Board of Directors focuses on the overall risks affecting us. Each Committee has been delegated the responsibility for the oversight of specific risks that fall within its areas of responsibility. For example:

●	The Audit Committee oversees management of financial reporting, disclosure controls and procedures, compliance, and litigation risks, including risks related to our insurance, information technology (including cybersecurity), human resources and regulatory matters, as well as the steps management has taken to monitor and control such exposures. The Audit Committee also reviews and approves any related person transactions.
●	The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation policies, plans and arrangements and the extent to which those policies or practices increase or decrease risk for the Company, as well as senior leadership succession planning.
●	The Nominating and Corporate Governance Committee manages risks associated with the composition, structure of the Board and its committees, the independence of the Board, potential conflicts of interest, the effectiveness of the Board, ESG matters and reporting and corporate governance.

While each Committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through Committee reports about such risks. Matters of significant strategic risk are considered by our entire Board.

Cybersecurity

As noted above, our Audit Committee oversees risks related to information technology, including cybersecurity. In addition, our Board is briefed periodically by management on cyber matters relevant to the Company. We carry insurance with coverage for cyber events. We regularly evaluate the security of our information technology systems.

Board Committees

Our Board of Directors has established three committees to assist in discharging its duties: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each member of our committees is an independent director as defined by the applicable requirements of the SEC and Nasdaq. The primary responsibilities of each of the Committees and the Committee memberships are provided below under the section entitled “Board Attendance, Committee Meetings and Committee Membership.”

Each of the committees operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq and has the authority, as its members deem appropriate, to engage legal counsel or other experts or consultants in order to assist the committee in carrying out its responsibilities. Copies of the committee charters are available at https://ir.aprea.com/corporate-governance/documents-and-charters.

Board Attendance, Committee Meetings and Committee Membership

Director	Independent	AC	CC	NCGC
John Henneman III	Yes	C, FE	M
Michael Kelly	Yes	M, FE		M
Fouad Namouni	Yes		M	M
Richard Peters	Yes		C
Christian S. Schade	No
Bernd Seizinger	Yes	M		C
2021 Meetings	—	5	3	3

C = Chair

M = Member

FE= Audit Committee Financial Expert

During 2021, the Board of Directors held eight (8) meetings. Each director attended at least 75% of the meetings of the Board and meetings of each committee of the Board on which he or she served. Each director is also encouraged and expected to attend the Company’s annual meeting of stockholders.

Audit Committee

The members of our Audit Committee are Mr. Henneman (Chair), Mr. Kelly and Dr. Seizinger, each of whom is a non-employee member of our Board. The composition of our Audit Committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our Audit Committee also meets the financial literacy requirements of the Nasdaq listing standards. Our Audit Committee Chair, Mr. Henneman, and Audit Committee member, Mr. Kelly, are our Audit Committee financial experts, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and each of Mr. Henneman and Mr. Kelly possesses financial sophistication, as defined under the listing standards of Nasdaq.

The Audit Committee assists the Board by providing oversight of our financial management, independent auditor and financial reporting procedures, as well as such other matters as directed by the Board or the Audit Committee Charter.

Among other things, the Audit Committee’s responsibilities include:

●	appointing, retaining, compensating, overseeing, evaluating, and, when appropriate, terminating our independent registered public accounting firm;
●	discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
●	reviewing the overall audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;
●	reviewing with management its assessment of our internal control over financial reporting, disclosure controls and procedures;
●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
●	overseeing our risk assessment and risk management processes;
●	reviewing and ratifying all related party transactions, based on the standards set forth in our Related Party Transactions Policy; and

●	preparing and approving the Audit Committee report required to be included in our annual proxy statement.

Compensation Committee

The members of our Compensation Committee are Dr. Peters (Chair), Dr. Namouni and Mr. Henneman. The composition of our Compensation Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of the Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934.

The Compensation Committee reviews the performance and development of our management in achieving corporate goals and objectives that align with the long-term interests of the Company’s stockholders and assures that our executive officers (including our CEO) are compensated effectively in a manner consistent with our strategy, competitive practice, and stockholder interests, as well as such other matters as directed by the Board or the Compensation Committee Charter. Among other things, the Compensation Committee’s responsibilities include:

●	annually reviewing and recommending to the Board for approval the corporate goals and objectives applicable to the compensation of our CEO and other executive officers and evaluating at least annually our CEO’s and other executive officers’ performance in light of those goals and objectives;
●	reviewing and making recommendations to the Board with respect to director compensation;
●	determining and approving our CEO’s and other executive officers’ compensation level (including salary, cash and equity-based incentive awards and any personal benefits);
●	administering, or where appropriate, overseeing the administration of, executive and equity compensation plans and such other compensation and benefit plans that are adopted by us from time to time; and
●	overseeing risks and exposures associated with executive compensation plans and arrangements.

Nominating and Corporate Governance Committee

The current members of our Nominating and Corporate Governance Committee are Dr. Seizinger, Mr. Kelly and Dr. Namouni. The composition of our Nominating and Corporate Governance Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations.

The Nominating and Corporate Governance Committee identifies qualified individuals for membership on the Board, recommends to the Board the director nominees to fill vacancies on the Board, develops and recommends to the Board a set of corporate governance guidelines and provides oversight of the corporate governance affairs of the Board, as well as such other matters as directed by the Board or the Nominating and Corporate Governance Charter. Among other things, our Nominating and Corporate Governance Committee’s responsibilities include:

●	developing and submitting to the Board for its adoption a list of selection criteria for new directors to serve on the Board;
●	identifying, reviewing, and evaluating candidates, including candidates submitted by stockholders, for election to the Board and recommending to the Board (i) nominees to fill vacancies or new positions on the Board and (ii) the slate of nominees to stand for election by the Company’s stockholders at each annual meeting of stockholders;
●	developing, recommending, and overseeing the implementation of and monitor compliance with, our corporate governance guidelines, and periodically reviewing and recommending any necessary or appropriate changes to our corporate governance guidelines;

●	annually recommending to the Board (i) the assignment of directors to serve on each committee; (ii) the chairperson of each committee and (iii) the chairperson of the Board or lead independent director, as appropriate; and
●	periodically assessing the appropriate size and composition of the Board as a whole, the needs of the Board and the respective committees of the Board, and the qualification of director candidates in light of these needs.

The Nominating and Corporate Governance Committee is responsible for identifying individuals that the committee believes are qualified to become Board members, as described above in the section entitled “Board Structure and Composition.”

Compensation Committee Interlocks and Insider Participation

During 2021 none of the members of the Compensation Committee was or is one of our officers or employees, and none of our executive officers has served or serves on the compensation committee or board of any company that employed or employs any member of our Compensation Committee or Board.

Corporate Governance Guidelines

We have a written set of Governance Guidelines that are designed to help ensure effective corporate governance of our Company. Our corporate governance guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, the annual evaluations of our Board and its Committees and succession planning. Succession planning for the Board is critical to our success. Our goal is to achieve a Board that provides effective oversight of the Company through the appropriate balance of diversity of perspectives, experience, expertise, and skills. Our corporate governance guidelines are reviewed at least annually by the Nominating and Corporate Governance Committee and amended by our Board when appropriate. The Governance Guidelines are available at https://ir.aprea.com/corporate-governance/documents-and-charters.

Code of Business Conduct and Ethics

We have a written Code of Conduct that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. Any amendments to the Code of Conduct, or any waivers of its requirements as they apply to directors and executive officers, will be disclosed on our website. The Code of Business Conduct and Ethics is available at https://ir.aprea.com/corporate-governance/documents-and-charters.

Anti-Hedging and Pledging Policies

We have adopted an insider trading policy that includes a provision that restricts our directors, officers, and employees from engaging in hedging or monetization transactions involving our securities and from engaging in short sales of our securities. Our insider trading policy also prohibits our directors, officers, and employees from holding our securities in margin accounts or otherwise pledging our securities as collateral for loans.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers named in the “2021 Summary Compensation Table” below. In 2021, our named executive officers were Christian S. Schade, our Chairman and CEO; Eyal C. Attar, our Chief Medical Officer; and Scott M. Coiante, our Chief Financial Officer. We are an “emerging growth company,” within the meaning of the JOBS Act and a smaller reporting company under the Exchange Act and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.

The Compensation Committee retained Pay Governance to serve as its independent executive compensation consultant during 2021. Pay Governance reports directly to the Compensation Committee and provides various executive compensation services to the Compensation Committee, including advising the Compensation Committee on the principal aspects of our executive compensation program and evolving industry practices and providing market information and analysis regarding the competitiveness of our program design and our award values in relation to performance. Upon request by the Compensation Committee, a representative of Pay Governance attends Compensation Committee meetings.

Pay Governance did not perform any other services for the Company in 2021. The Compensation Committee has assessed the independence of Pay Governance pursuant to the Nasdaq and SEC rules and the Compensation Committee has determined that the work performed by Pay Governance for the Compensation Committee did not raise any conflicts of interest.

Our CEO annually reviews the performance of each of the other executive officers, including the other named executive officers. Our CEO then recommends annual merit salary adjustments and any changes in annual or long-term incentive opportunities for other executives. The Compensation Committee considers our CEO’s recommendations in addition to data and recommendations presented by Pay Governance.

Our executive compensation program is designed to align executive compensation with our business objectives and to enable us to attract, retain and reward executive officers who contribute to our long-term success. For 2021, the material elements of our executive compensation program were base salary, annual cash bonuses and equity-based compensation in the form of stock options and restricted stock units (“RSUs”).

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers during the fiscal years ended December 31, 2021 and December 31, 2020:

						Non-Equity
						Incentive
Name and						Plan	All Other
Principal			Bonus	Stock	Option Awards	Compensation	Compensation
Position	Year	Salary ($)	($)	Awards ($)(1)	($)(1)	($)(2)	($)	Total ($)
Christian S. Schade	2021	530,450	—	993,000	1,444,310	265,225	—	3,232,985
Chairman and Chief Executive Officer	2020	515,000	—		3,107,690	283,250	—	3,905,940
Eyal C. Attar	2021	450,882	—	648,000	627,770	180,000	—	1,906,652
Chief Medical Officer	2020	437,750	—		1,345,850	192,610	—	1,976,210
Scott M. Coiante	2021	381,100	—	579,000	627,770	155,000	—	1,742,870
Chief Financial Officer	2020	370,000	—		1,345,850	142,450	—	1,858,300
(1)	Represents the aggregate grant date fair value of RSU and option awards, as applicable, determined in accordance with the Financial Accounting Standards Board Accounting Standards, Codification Topic 718, Compensation — Stock Compensation, or ASC 718. The grant date fair value for the RSU awards was calculated based on the closing stock price on the date of grant. The assumptions used in calculating the grant date fair value of the option awards are included in the Note entitled “Stock Option Plans” to the Annual Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
(2)	The amounts in this column represent annual performance cash bonuses earned in the applicable year.

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with us. Please see the “Salary” column of the 2021 Summary Compensation Table above.

Non-Equity Incentive Plan Compensation

Each of our named executive officers are eligible to receive an annual performance cash bonus based on the achievement of pre-established corporate and individual objectives as determined by our Board and our Compensation Committee, in consultation with the Pay Governance and upon review of the recommendations of our CEO for our other named executive officers. For 2021, the corporate performance goals related to completion of certain clinical development program goals with regard to ongoing clinical programs, initiation of new clinical trials, completion of certain research goals related to non-clinical development programs, and completion of certain corporate business and investor relations goals. At the beginning of the performance year, each officer is assigned a target bonus expressed as a percentage of his base salary. Actual bonus payments may be higher or lower than the target bonus amount, as determined by our Board or Compensation Committee, based on the achievement of the pre-established corporate and individual objectives. The target bonus amounts, as a percentage of base salary, in 2021 for Mr. Schade, Dr. Attar and Mr. Coiante were 50%, 40% and 40%, respectively.

In determining the amount of the annual cash bonuses, our Compensation Committee determines the level of achievement of the corporate goals and individual goals for each year. In determining the level of achievement for our named executive officers other than the CEO, our Compensation Committee also reviews and considers the recommendations of our CEO. These achievement levels are used to determine each named executive officer’s bonus.

Actual bonus amounts paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the 2021 Summary Compensation Table above.

Equity Compensation

We have historically awarded equity compensation to our named executive officers based on their performance in the form of time-vesting stock options. The Compensation Committee determines equity awards after considering Company and individual performance and information and recommendations provided by Pay Governance. With respect to our named executive officers other than our CEO, the Compensation Committee also considers the recommendations of our CEO when determining grant levels.

Our stock option awards typically vest over a four-year period subject to the continued service of the employee through the applicable vesting date, with 25% of the stock options vesting on the first anniversary of the grant date and the remaining 75% of the stock options vesting ratably over the remaining 36 months. The Compensation Committee believes these vesting arrangements encourage our named executive officers to continue service with us for a longer period of time and remain focused on our multi-year long-term drug development and commercialization programs.

As part of an annual compensation evaluation of our named executive officers at the beginning of each year, the Compensation Committee considers granting other long-term incentive vehicles in addition to stock options. Beginning in 2021, the Compensation Committee, after consultation with Pay Governance and to further reflect market practices and increase the retentive value of our executive compensation program, awarded RSUs to the named executive officers and certain other employees. Mr. Schade, Dr. Attar and Mr. Coiante were granted 77,000, 33,000 and 33,000 RSUs respectively, as part of the Company’s annual compensation awards. These RSUs vest ratably on the 1 year, 2 year and 3 years anniversaries of the grant date In addition, Mr. Schade, Dr. Attar and Mr. Coiante were granted 88,500, 75,000 and 63,500 RSUs, respectively, for retention purposes. These RSUs vest ratably on the 6 month, 12 month and 18 month anniversaries of the grant date.

Outstanding Equity Awards at Fiscal Year-End For 2021

The following table summarizes the number of shares of common stock underlying outstanding option awards and the number of shares of common stock underlying outstanding RSU awards for each named executive officer as of December 31, 2021. As of December 31, 2021, none of our named executive officers held any other outstanding equity awards with respect to the Company.

	Option Awards Stock Awards
						Number of	Market Value of
		Number of Securities	Number of Securities			Shares or Units of	Shares or Units of
		Underlying	Underlying	Option		Stock That	Stock That
		Unexercised	Unexercised	Exercise	Option	Have Not	Have Not
	Grant	Options (#)	Options (#)	Price	Expiration	Vested	Vested
Name	Date	Exercisable (1)	Unexercisable (1)	($)	Date	(#)	($)(2)
Christian S. Schade	04/20/2016	527,936	—	0.92	09/30/2026
	11/24/2017	160,450	—	1.01	09/30/2026
	02/28/2019	256,797	105,740 (3)	3.19	09/30/2026
	10/02/2019	165,799	140,286 (4)	15.00	10/01/2029
	03/24/2020	55,564	71,436 (4)	35.50	03/24/2030
	02/25/2021	—	329,000 (4)	6.00	02/25/2031
	02/25/2021	—	—	—	—	59,000 (5)	169,330
	02/25/2021	—	—	—	—	77,000 (6)	220,990

Eyal C. Attar, M.D.	03/25/2019	180,631	82,105 (3)	3.19	09/30/2026
	10/02/2019	64,694	35,580 (4)	15.00	10/01/2029
	3/24/2020	24,063	30,937 (4)	35.50	03/24/2030
	02/25/2021	—	143,000 (4)	6.00	02/25/2031
	02/25/2021	—	—	—	—	50,000 (5)	143,500
	02/25/2021	—	—	—	—	33,000 (6)	94,710

Scott M. Coiante	08/05/2019	108,815	77,725 (3)	10.95	09/30/2026
	10/02/2019	81,696	69,128 (4)	15.00	10/01/2029
	3/24/2020	24,063	30,937 (4)	35.50	03/24/2030
	02/25/2021	—	143,000 (4)	6.00	02/25/2031
	02/25/2021	—	—	—	—	42,333 (5)	121,496
	02/25/2021	—	—	—	—	33,000 (6)	94,710
(1)	Twenty-five percent of these options vested/will vest on the one-year anniversary of the grant date, with the remaining options vesting in equal monthly installments over the remaining 36 months, subject to the named executive officer’s continued service through the applicable vesting date.
(2)	The amounts in this column are determined by multiplying (i) the number of RSUs shown in the previous column by (ii) $2.87 (the closing price of the Company’s common stock on December 31, 2021).
(3)	These options are subject to accelerated vesting in the event the executive’s employment is terminated by us without “cause” or by the executive due to “good reason” within 12 months following a change in control.
(4)	These options are subject to accelerated vesting in full upon death, disability or a change in control of the Company and pro-rata vesting for a termination without cause prior to the one-year anniversary of the grant date with respect to the portion of the option that was scheduled to vest on the one-year anniversary of the grant date.
(5)	These RSUs vested or will vest in one-third installments every six-months until the 18-month anniversary of the grant date subject to the named executive officer’s continued service through the applicable vesting date. These RSUs are subject to accelerated vesting in full upon death, disability or a change in control of the Company and pro-rata vesting for a termination without cause.

(6)	These RSUs vest in one-third annual increments, subject to the named executive officer’s continued service through the applicable vesting date. These RSUs are subject to accelerated vesting in full upon death, disability or a change in control of the Company and pro-rata vesting for a termination without cause prior to the one-year anniversary of the grant date with respect to the portion of the RSU that was scheduled to vest on the one-year anniversary of the grant date.

Employment Agreements

We have entered into employment agreements with each of our named executive officers. These agreements set forth the initial terms and conditions of each executive’s employment with us, including base salary, target annual bonus opportunity and standard employee benefit plan participation. The Compensation Committee determined the terms of the employment agreements after considering the input of the Compensation Committee’s independent consultant and the Company’s historical practices. Except as noted below, these employment agreements provide for “at will” employment. The terms “cause,” “good reason” and “change in control” referred to below are defined in each named executive officer’s employment agreement.

Christian S. Schade

We entered into an employment agreement with Mr. Schade which became effective in October 2019 in connection with the closing of our initial public offering (“IPO”). Under the terms of Mr. Schade’s employment agreement, in the event that he is terminated by us without “cause” or he terminates his employment for “good reason,” he will be entitled to receive, upon execution and effectiveness of a release of claims, (i) continued payment of his then-current base salary for a period of 12 months following termination, (ii) an annual bonus for the year of termination equal to his target annual bonus opportunity and prorated based on the number of days in the calendar year that have elapsed prior to the date of termination, and (iii) a direct payment by us of the medical, vision and dental coverage premiums due to maintain any COBRA coverage for which he and his dependents are eligible and for which he has appropriately elected through the earlier of (x) 12 months following termination and (y) the date he becomes employed by another entity or individual. Upon a termination without “cause” or due to “good reason,” during the 12-month period following a “change of control,” Mr. Schade is entitled to 18 months of continued base salary and reimbursement for COBRA coverage premiums rather than 12 months.

In the event that we terminate Mr. Schade with cause, he resigns without good reason or he terminates due to death or disability, then he will not be entitled to receive severance benefits.

Under the employment agreement, Mr. Schade is prohibited from disclosing our confidential information and is subject to non-competition and non-solicitation restrictive covenants for 12 months post-termination.

Eyal C. Attar, M.D.

We entered into an employment agreement with Dr. Attar which became effective in October 2019 in connection with the closing of the IPO. Under the terms of Dr. Attar’s employment agreement, in the event that he is terminated by us without “cause” or he terminates his employment for “good reason,” he will be entitled to receive, upon execution and effectiveness of a release of claims, (i) continued payment of his then-current base salary for a period of nine months following termination, (ii) an annual bonus for the year of termination equal to his target annual bonus opportunity and prorated based on the number of days in the calendar year that have elapsed prior to the date of termination, and (iii) a direct payment by us of the medical, vision and dental coverage premiums due to maintain any COBRA coverage for which he and his dependents are eligible and for which he has appropriately elected coverage through the earlier of (x) nine months following termination and (y) the date he becomes employed by another entity or individual. Upon a termination without “cause” or due to “good reason,” during the 12-month period following a “change of control,” Dr. Attar is entitled to 12 months of continued base salary and reimbursement for COBRA coverage premiums rather than nine months.

In the event that we terminate Dr. Attar with cause, he resigns without good reason or he terminates due to death or disability, then he will not be entitled to receive severance benefits.

Under the employment agreement, Dr. Attar is prohibited from disclosing our confidential information and is subject to non-competition and non-solicitation restrictive covenants for 12 months post-termination.

Scott M. Coiante

We entered into an employment agreement with Mr. Coiante which became effective in October 2019 in connection with the closing of the IPO. Under the terms of Mr. Coiante’s employment agreement, in the event that he is terminated by us without “cause” or he terminates his employment for “good reason,” he will be entitled to receive, upon execution and effectiveness of a release of claims, (i) continued payment of his then-current base salary for a period of nine months following termination, (ii) an annual bonus for the year of termination equal to his target annual bonus opportunity and prorated based on the number of days in the calendar year that have elapsed prior to the date of termination, and (iii) a direct payment by us of the medical, vision and dental coverage premiums due to maintain any COBRA coverage for which he and his dependents are eligible and for which he has appropriately elected coverage through the earlier of (x) nine months following termination and (y) the date he becomes employed by another entity or individual. Upon a termination without “cause” or due to “good reason,” during the 12-month period following a “change of control” Mr. Coiante is entitled to 12 months of continued base salary and reimbursement for COBRA coverage premiums rather than nine months.

In the event that we terminate Mr. Coiante with cause, he resigns without good reason or he terminates due to death or disability, then he will not be entitled to receive severance benefits.

Under the employment agreement, Mr. Coiante is prohibited from disclosing our confidential information and is subject to non-competition and non-solicitation restrictive covenants for 12 months post-termination.

Equity Awards

The option award agreements provide for accelerated vesting in the event of certain qualifying termination events. For option awards granted prior to October 2019, unvested options will accelerate in the event the executive’s employment is terminated by us without “cause” or by him due to “good reason” within 12 months following a change in control. Option awards granted in October 2019 and thereafter will accelerate in full upon death, disability or a change in control of the Company and will accelerate on a pro-rata basis for a termination without cause prior to the one-year anniversary of the grant date with respect to the portion of the option that was scheduled to vest on the one-year anniversary of the grant date. In the event of a change in control, the options granted in October 2019 and thereafter will be cashed out based on the difference between the fair market value in the change in control and the exercise price.

The RSU awards granted as part of the annual equity award program will vest in full upon death, disability or a change in control of the Company and will vest on a pro-rata basis for a termination without cause prior to the one-year anniversary of the grant date with respect to the portion of the option that was scheduled to vest on the one-year anniversary of the grant date. For the RSU awards granted in 2021 for retention purposes, the RSUs will vest in full upon death, disability or a change in control of the Company and will accelerate on a pro-rata basis for a termination without cause with respect to the portion of the option that was scheduled to vest on the next vesting date.

Retirement Plan

We maintain a 401(k) retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation , within the limits prescribed by the Internal Revenue Code of 1986, as amended (the “Code”), on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) Plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The 401(k) plan authorizes employer discretionary match contributions. No employer match contributions were made during 2021.

Director Compensation

Compensation Program

The table below depicts our 2021 compensation program for our non-employee directors, which reflects some minor changes as compared to the 2020 compensation program for our non-employee directors and was determined after considering input from Pay Governance.

Compensation Elements – Non-Employee Director Compensation Program

Cash
Annual Cash Retainer	$40,000
Annual Committee Chair Retainer
Audit	$7,500
Compensation	$5,000
Nominating and Corporate
Governance	$4,000
Committee Member Retainer
Audit	$7,500
Compensation	$6,000
Nominating and Corporate
Governance	$4,000

Equity
Initial Equity Grant	$185,000 (targeted value) in stock options vesting in three equal annual installments

Annual Equity Retainer	$150,000 (targeted value) in stock options (80%) and RSUs (20%), each vesting on the first anniversary of the date of grant and granted following the annual meeting of stockholders

Our non-employee directors are also reimbursed for their business-related expenses incurred in connection with attendance at Board and committee meetings and related activities. Our only employee director, Mr. Schade, receives no separate compensation for his service on the Board. Please see the 2021 Summary Compensation Table for a summary of the compensation received by Mr. Schade in his role as Chief Executive Officer of the Company.

2021 Director Compensation

The following table provides summary information regarding 2021 compensation to our non-employee directors.

	Fees Earned or Paid in	Restricted Stock	Option Awards
Name	Cash ($)	Awards ($) (1)	($) (1)	Total ($)
Johan Christenson, M.D., Ph.D. (2)	36,722	—	—	36,722
John B. Henneman III	76,172	22,497	79,625	178,294
Michael A. Kelly	49,306	22,497	79,625	151,428
Fouad Namouni, M.D.	42,273	22,497	79,625	144,395
Richard Peters, M.D., Ph.D.	48,367	22,497	79,625	150,489
Bernd R. Seizinger, M.D., Ph.D.	53,306	22,497	79,625	155,428
(1)	Represents the aggregate grant date fair value of RSU and option awards, as applicable, determined in accordance with ASC 718. The grant date fair value for the RSU awards was calculated based on the closing stock price on the date of grant. The assumptions used in calculating the grant date fair value of the option awards are included in the Note entitled “Stock Option Plans” to the annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. As of December 31, 2021, each individual who served as a non-employee director of the Company during 2021 had outstanding options to purchase the following number of shares of our common stock (representing unexercised option awards – both exercisable and unexercisable) and unvested RSU awards. As of December 31, 2021, none of the individuals who served as a non-employee director of the Company during 2021 held any other outstanding equity awards with respect to the Company.

Name	Aggregate Number of Shares Underlying Option Awards	Aggregate Number of Shares Underlying RSU Awards
John B. Henneman III	46,757	4,610
Michael A. Kelly	34,750	4,610
Fouad Namouni, M.D.	29,750	4,610
Richard Peters, M.D., Ph.D.	29,750	4,610
Bernd R. Seizinger, M.D., Ph.D.	28,350	4,610
(2)	Due to his affiliation with HealthCap, Dr. Christenson waived the equity component of the Company’s director compensation program. Dr. Christenson resigned from the Board effective November 8, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following sets forth information regarding our equity plans as of December 31, 2021:

	Number of	Weighted Average	Number of Securities
	Securities to be Issued Upon	Exercise Price of	Remaining Available
	Exercise of Outstanding	Outstanding Options,	for Future Issuance
	Options, RSUs,	Warrants and	Under Equity
Plan Category	Warrants and Rights	Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,986,334 (1)	$8.45	1,157,589 (2)

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	4,986,334	$8.45	1,157,589
(1)	Includes shares issuable pursuant to outstanding stock options (4,586,615) and outstanding RSUs (399,719) under our 2019 Stock Incentive Plan.
(2)	Includes 250,000 shares available for issuance under our 2019 Employee Stock Purchase Plan.

Principal Stockholders

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 31, 2022 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each named executive officer identified in the Summary Compensation Table above, (c) each director and nominee for director, and (d) all executive officers and directors as a group.

The percentage of common stock outstanding is based on 21,974,302 shares of our common stock outstanding as of March 31, 2022. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of March 31, 2022 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage

5% or Greater Stockholders
HealthCap VII, L.P. (1)	2,366,104	10.8%
KDev Investments AB (2)	1,180,691	5.4%

Named Executive Officers and Directors
Christian S. Schade (3)	1,426,418	6.1%
Eyal C. Attar, M.D. (4)	332,945	1.5%
Scott M. Coiante (5)	333,614	1.5%
Bernd R. Seizinger, M.D., Ph.D. (6)	269,570	1.2%
John B. Henneman III (7)	22,488	*
Fouad Namouni, M.D. (8)	2,333	*
Richard Peters, M.D., Ph.D. (9)	2,333	*
Michael A. Kelly (10)	4,000	*
All executive officers and directors as a group (8 persons) (11)	2,393,701	10.4%

*	Less than 1%
(1)	Share ownership information is based on a Schedule 13D/A filed by HealthCap VII, L.P. and affiliates on October 15, 2021 reporting ownership as of October 13, 2021. Such Schedule 13D/A reported that each of HealthCap VII, L.P. and HealthCap VII GP S.A. (the “HealthCap Entities”) holds shared voting and dispositive power over 2,366,104 shares. The address for the HealthCap Entities is 18 Avenue d’Ouchy, Lausanne, Switzerland CH-1006.
(2)	As of December 31, 2021, each of KDev Investments AB, Karolinska Development AB and KCIF Co-Investment Fund KB (the “KDev Group Entities”) holds shared voting and dispositive power over 1,180,691 shares. The address for the KDev Group Entities is c/o KDev Group, Tomtebodavägen 23A, 171 65 Solna, Sweden.
(3)	Consists of (i) 63,182 shares of common stock held by Mr. Schade, (ii) 5,000 shares of common stock held by Mr. Schade’s spouse, (iii) 6,000 shares of common stock held by Mr. Schade’s adult children, and (iv) 1,352,236 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2022. Mr. Schade disclaims beneficial ownership of the shares held by his adult children.
(4)	Consists of (i) 331 shares of common stock held by Dr. Attar’s adult children, and (ii) 332,614 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2022. Dr. Attar disclaims beneficial ownership of the shares held by his adult children.
(5)	Consists of (i) 33,482 shares of common stock, and (ii) 300,132 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2022.
(6)	Consists of (i) 263,970 shares of common stock and (ii) 5,600 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2022.

(7)	Consists of 5,000 shares of common stock and (ii) 17,488 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2022.
(8)	Consists of 2,333 shares of common stock issuable upon the exercise of stock options within 60 days of March 31, 2022.
(9)	Consists of 2,333 shares of common stock issuable upon the exercise of stock options within 60 days of March 31, 2022.
(10)	Consists of 4,000 shares of common stock issuable upon the exercise of stock options within 60 days of March 31, 2022.
(11)	Consists of shares and stock options described in the applicable notes above.

Item 13. Certain Relationships and Related Transactions and Director Independence

Since January 1, 2020, we have engaged in the following transactions in which the amount involved exceeded $120,000 and in which our directors, executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any of their affiliates, had a direct or indirect material interest.

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was or is to be a participant, where the amount involved exceeds $120,000 and a director, executive officer, directors, executive officers or beneficial holders of more than 5% of any class of our voting securities, or any of their affiliates, had or will have a direct or indirect material interest. Our management is responsible for determining whether a transaction is a related party transaction subject to our policy, and upon subject determination, is responsible for disclosing the material facts concerning the transaction and the related party’s interest in our transaction to our Audit Committee. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances with respect to the transaction including, without limitation, whether the terms of the proposed transaction are at least as favorable to us as those that might be achieved with an unaffiliated third party. The Audit Committee will evaluate all available options, including ratification, revision, or termination of the transaction.

Director Independence

Please refer to the disclosure in Item 11 under the heading “Director Independence.”

Item 14. Principal Accountant Fees and Services

The Audit Committee works with our management in order to negotiate appropriate fees with Ernst & Young LLP and is ultimately responsible for approving those fees. The following is a summary and description of fees for services provided by Ernst & Young LLP in fiscal years 2021 and 2020.

Service	2021	2020
Audit Fees	$400,000	$400,000
Audit-Related Fees	$59,000	$35,000
Tax Fees	—	—
All Other Fees	—	—
Total	$459,000	$435,000

“Audit Fees” represent the aggregate fees for professional services rendered for the audit of our financial statements, including the review of our annual and quarterly financial statements on Form 10-K and Form 10-Q, respectively, that are customary under the standards of the Public Company Accounting Oversight Board (United States), and in connection with statutory audits.

“Audit-Related Fees” primarily consist of fees related to our Registration Statements on Form S-3 and Form S-8.

“Tax Fees” consist of fees related to tax compliance, tax planning and tax advice.

“All Other Fees” consist of fees billed for products and services provided other than the services reported as Audit Fees, Audit-Related Fees or Tax Fees.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the independent registered public accounting firm. The Audit Committee’s charter establishes a policy that all audit and permissible non-audit services provided by the independent registered public accounting firm will be pre-approved by the Audit Committee.

All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2021. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our independent registered public accounting firm. The responsibility to pre-approve audit and non-audit services may be delegated by the Audit Committee to one or more members of the Audit Committee; provided that any decisions made by such member or members must be presented to the full Audit Committee at its next scheduled meeting

Audit Committee Report

Role of the Audit Committee

The Audit Committee operates under a written charter adopted by our Board of Directors. The Audit Committee of our Board oversees our accounting practices, system of internal controls, audit processes and financial reporting processes. Among other things, our Audit Committee is responsible for reviewing our disclosure controls and processes, and the adequacy and effectiveness of our internal controls. It also discusses the scope and results of the audit with our independent registered public accounting firm, reviews with our management and our independent registered public accounting firm our interim and year-end operating results and, as appropriate, initiates inquiries into aspects of our financial affairs. Our Audit Committee is responsible for establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our Audit Committee has sole and direct responsibility for the appointment, retention, compensation, and oversight of the work of our independent registered public accounting firm, including approving services and fee arrangements. Significant related party transactions will be approved by our Audit Committee before we enter into them.

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management is responsible for our internal controls, financial reporting process, selection of accounting principles, determination of estimates and compliance with laws, regulations, and ethical business conduct. Our independent registered public accounting firm is responsible for expressing an opinion as to the conformity of our consolidated financial statements with generally accepted accounting principles.

Review of Audited Financial Statements for the Year Ended December 31, 2021

The Audit Committee has reviewed and discussed with Aprea’s management and Ernst & Young LLP the audited consolidated financial statements of the Company for the year ended December 31, 2021. The Audit Committee has also discussed with Ernst & Young LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC regarding communications between our independent registered public accounting firm and Audit Committee.

The Audit Committee has received and reviewed the written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with Ernst & Young LLP its independence from us.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in Aprea’s annual report on Form 10-K for the year ended December 31, 2021 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Board of Directors:

John B. Henneman III (Chair)

Michael A. Kelly

Bernd R. Seizinger, M.D., Ph.D.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

The list of exhibits filed with this Amendment is set forth in the Exhibit Index below. For the remainder of the exhibits, please refer to the Original Form 10-K.

Exhibit
Number	Description of Document

31.3*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2022.

APREA THERAPEUTICS, INC.

By	/s/ CHRISTIAN S. SCHADE
Christian S. Schade
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTIAN S. SCHADE	Chief Executive Officer and Chairman (Principal Executive Officer)	May 2, 2022
Christian S. Schade

/s/ SCOTT M. COIANTE	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2022
Scott M. Coiante

/s/ JOHN B. HENNEMAN, III	Director	May 2, 2022
John B. Henneman, III

/s/ MICHAEL A. KELLY	Director	May 2, 2022
Michael A. Kelly

/s/ FOUAD NAMOUNI, M.D.	Director	May 2, 2022
Fouad Namouni, M.D.

/s/ RICHARD PETERS, M.D., Ph.D.	Director	May 2, 2022
Richard Peters, M.D., Ph.D.

/s/ BERND R. SEIZINGER, M.D., Ph.D.	Director	May 2, 2022
Bernd R. Seizinger, M.D., Ph.D.