Form 10-Q
period 2022-03-31
Aprea Therapeutics, Inc.
filed 2022-05-16
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 21,974,302 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 13, 2022.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned development, prospects for commercialization, and market uptake of our potential product candidates, the strength and breadth of our intellectual property, our planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to operate as an integrated company subsequent to our acquisition of Atrin Pharmaceuticals, Inc.;
●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from the outbreak of the novel coronavirus, COVID-19;
●	the prospects of our product candidates, all of which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of our product candidates;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our planned clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our expectations regarding the timing of data from our clinical trials;
●	market acceptance or commercial success of any product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for our product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of our product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	potential claims relating to our intellectual property and third-party intellectual property;

●	the duration of our intellectual property estate that will provide protection for our product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize our product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with the manufacturing, commercialization, packaging and distribution of our product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce our product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Aprea Therapeutics, Inc.

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$47,651,774	$53,076,052
Prepaid expenses and other current assets	2,393,096	3,508,358
Total current assets	50,044,870	56,584,410
Property and equipment, net	20,587	23,870
Right of use lease asset	242,183	185,811
Other noncurrent assets	29,369	29,372
Total assets	$50,337,009	$56,823,463
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,988,007	$1,773,032
Accrued expenses	4,512,616	5,352,996
Lease liability—current	219,499	190,471
Total current liabilities	6,720,122	7,316,499
Lease liability—noncurrent	28,061	—
Total liabilities	6,748,183	7,316,499
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 21,974,302 and 21,859,413 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	21,974	21,859
Additional paid-in capital	243,062,384	240,978,439
Accumulated other comprehensive loss	(10,424,461)	(10,358,956)
Accumulated deficit	(189,071,071)	(181,134,378)
Total stockholders’ equity	43,588,826	49,506,964
Total liabilities and stockholders' equity	$50,337,009	$56,823,463

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$4,089,577	$6,763,848
General and administrative	3,985,298	3,425,833
Total operating expenses	8,074,875	10,189,681
Other income (expense):
Interest income (expense), net	1,971	(1,057)
Foreign currency gain	136,211	521,983
Total other income	138,182	520,926
Net loss	$(7,936,693)	$(9,668,755)
Other comprehensive loss:
Foreign currency translation	(65,505)	(402,850)
Total comprehensive loss	$(8,002,198)	$(10,071,605)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.46)
Weighted-average common shares outstanding, basic and diluted	21,901,531	21,186,827

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional	Other		Stockholders’
	Common Stock		Paid‑in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balance, December 31, 2020	21,186,827	$21,187	$231,418,356	$(10,037,261)	$(144,007,075)	$77,395,207
Exercise of stock options	—	—	—	—	—	—
Stock‑based compensation	—	—	1,822,562	—	—	1,822,562
Foreign currency translation	—	—	—	(402,850)	—	(402,850)
Net loss	—	—	—	—	(9,668,755)	(9,668,755)
Balance, March 31, 2021	21,186,827	$21,187	$233,240,918	$(10,440,111)	$(153,675,830)	$69,146,164

Balance, December 31, 2021	21,859,413	$21,859	$240,978,439	$(10,358,956)	$(181,134,378)	$49,506,964
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock units	114,889	115	(115)	—	—	—
Stock‑based compensation	—	—	2,084,060	—	—	2,084,060
Foreign currency translation	—	—	—	(65,505)	—	(65,505)
Net loss	—	—	—	—	(7,936,693)	(7,936,693)
Balance, March 31, 2022	21,974,302	$21,974	$243,062,384	$(10,424,461)	$(189,071,071)	$43,588,826

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,936,693)	$(9,668,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,942	3,588
Stock‑based compensation	2,084,060	1,822,562
Amortization of right of use lease asset	60,825	72,416
Foreign currency (gain) loss	(136,211)	(521,983)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,115,261	931,576
Accounts payable	214,975	(1,046,891)
Accrued expenses and other liabilities	(840,380)	(3,038,763)
Lease liability	(60,108)	(75,856)
Net cash used in operating activities	(5,495,329)	(11,522,106)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	—
Net cash provided by financing activities	—	—
Decrease in cash and cash equivalents	(5,495,329)	(11,522,106)
Effect of exchange rate changes on cash	71,051	120,494
Cash and cash equivalents—beginning of year	53,076,052	89,017,686
Cash and cash equivalents—end of period	$47,651,774	$77,616,074

Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$123,786	$-

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

On May 16, 2022, the Company signed and completed the acquisition of Atrin Pharmaceuticals Inc. (see Note 8).

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

The Company believes that the March 31, 2022 cash balance of approximately $47.6 million will be sufficient to fund the Company’s operations into the second half of 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

2. Summary of significant accounting policies

The Company's complete listing of significant accounting policies are described in Note 2 to the Company's audited consolidated financial statements as of December 31, 2021 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (or the “SEC”).

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Aprea Therapeutics AB, which was incorporated in May 2009 and Aprea US, Inc., which was incorporated in June 2016. Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated.

Unaudited interim consolidated financial statements—The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31,
	2022	2021
Options to purchase common stock	5,745,621	4,794,236
Unvested restricted stock units	458,320	500,000
Total shares of common stock equivalents	6,203,941	5,294,236

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

3. Leases

The Company is party to two operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for three months ended March 31, 2022 and 2021 was $74,816 and $91,686, respectively.

The Company has an operating lease in Boston, Massachusetts for office space which was amended effective July 1, 2021. The lease will expire on December 31, 2022 and does not have any renewal options. The Company also has an operating lease for office and laboratory space in Solna, Sweden which was extended effective January 1, 2022 and now expires on June 30, 2023.

Quantitative information regarding the Company’s leases for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
Lease Cost	2022	2021
Operating lease cost	$60,116	$57,923
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$64,056	$63,482
Operating lease liabilities arising from obtaining right‑of‑use assets	$123,786	$—
Weighted average remaining lease term (years)	0.75-1.25	0.75-1.25
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future lease payments under noncancelable leases are as follows at March 30, 2022:

Operating
Future Lease Payments	Leases
2022	$192,243
2023	63,903
Total Lease Payments	$256,146
Less: Imputed Interest	(8,586)
Total Lease Liabilities	$247,560

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

4. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
Professional fees	$632,621	$247,123
Compensation and benefits	577,149	1,418,309
Research and development	2,920,032	3,504,375
Other	382,814	183,189
Total accrued expenses	$4,512,616	$5,352,996

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $50.0 million of shares of the Company’s common stock. The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold in connection with the ATM offering program. The Company did not sell any common stock under the ATM program during the three months ended March 31, 2022 or 2021.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2,084,060, and $1,822,562 for the three months ended March 31, 2022 and 2021, respectively.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the months ended March 31, 2022 and 2021. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

The Company files tax returns in Sweden, the United States and Massachusetts. Income tax returns prior to 2018 in the United States and Massachusetts are no longer subject to examination and income tax returns prior to 2015 are no longer subject to examination in Sweden. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

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

As of March 31, 2022 and December 31, 2021, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2022 and 2021.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2022, the Company has not recorded a provision for any contingent losses.

8. Subsequent Events

On May 16, 2022, the Company completed its acquisition of Atrin Pharmaceuticals Inc. (“Atrin”), a privately held biotechnology company focused on the discovery and development of novel therapeutics targeting proteins in the DNA damage response, or DDR, pathway in oncology through synthetic lethality, in accordance with the terms of the Agreement and Plan of Merger, signed and closed on May 16, 2022 (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of this merger, the Company issued the securityholders of Atrin 1,117,394 shares of common stock and 2,949,630 shares of Series A non-voting convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-voting and is contingently convertible into common stock subject to stockholder approval. Following stockholder approval, each share of Series A Preferred Stock is convertible into 10 shares of

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

common stock at any time at the option of the holder thereof, subject to certain limitations. On a pro forma basis and based upon the number of shares of Aprea common stock and preferred stock issued in the acquisition, holders of Aprea equity immediately prior to the acquisition will own approximately 41.2% of Aprea on an as-converted basis and former Atrin equity holders will own approximately 58.8% of Aprea on an as-converted basis immediately after these transactions. The Company expects to account for this purchase as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset. The Company’s primary focus is expected to shift to the discovery and development of proprietary molecules targeting DNA Damage Response pathways in oncology and synthetic lethality.

The acquisition was approved by the Board of Directors of Aprea and the Board of Directors and the requisite equity holders of Atrin. The closing of the transactions was not subject to the approval of Aprea stockholders. The Company has agreed to hold a stockholders’ meeting to, among other items, ask the stockholders to approve the conversion of the Series A Preferred Stock into shares of common stock.

In connection with the transaction, a non-transferable contingent value right (a “CVR”) will be distributed to the Aprea stockholders of record as of the close of business on May 13, 2022. Holders of the CVR will be entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy assets in the 2 year period following the closing of the transaction. The CVR is expected to be distributed to eligible stockholders approximately 30 days from the closing of the Atrin acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics. that reactivate the mutant p53 tumor suppressor protein. p53 is the protein expressed from the TP53 gene, the most commonly mutated gene in cancer. We believe that mutant p53 is an attractive therapeutic target due to the high incidence of p53 mutations across a range of cancer types and its involvement in key cellular activities such as apoptosis. Cancer patients with mutant p53 face a significantly inferior prognosis even when treated with the current standard of care, and a large unmet need for these patients remains.

APR-246, or eprenetapopt, is a small molecule p53 reactivator that has been tested in clinical trials for solid tumors and for hematologic malignancies, including myelodysplastic syndromes, or MDS, and acute myeloid leukemia, or AML. Eprenetapopt has received Orphan Drug and Fast Track designations from the FDA for MDS, Fast Track designation from the FDA for AML, and Orphan Drug designation from the European Commission for MDS and AML, and we believe eprenetapopt will be a first-in-class therapy if approved by applicable regulators.

While we currently have no ongoing clinical trials of eprenetapopt, we have received clearance from FDA to proceed under our existing INDs with new clinical trials in relapsed/refractory MDS/AML and Richter’s transformed NHL, including initial testing of a new oral formulation of eprenetapopt.

Myeloid Malignancy Program

On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our Phase 3 frontline MDS clinical trial, our Phase 2 MDS/AML Post-Transplant clinical trial and our Phase 1/2 AML clinical trial. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial. In particular, the FDA requested more information related to a potential risk-reward imbalance between the combination of eprenetapopt and azacitidine versus azacitidine alone as it relates to increased serious adverse events in the Phase 3 frontline clinical trial in MDS. At the time of the clinical hold announcement the MDS, AML and post-transplant maintenance trials had all completed enrollment. Patients who were benefiting from treatment could continue to receive study treatment. In December 2021 we discussed with FDA the data and analyses from the Phase 3 trial and reached preliminary agreement on proposals for new clinical trials in myeloid malignancies. In the first quarter of 2022, FDA informed us that it would continue the partial clinical hold on these three clinical trials, allowing patients currently on and benefiting from treatment to continue with treatment, but prohibiting enrollment of new patients. As all trials had already achieved full enrollment and primary endpoint readout, we had no plans to enroll new patients into any of these trials. These trials have been concluded and there are no patients receiving eprenetapopt in any of these trials. FDA has given us clearance to proceed under our existing myeloid malignancy IND with a new clinical trial in relapsed/refractory MDS and AML.

●	Phase 1 Relapsed/Refractory MDS/AML Trial— In the first quarter of 2022, we received clearance from the FDA to proceed under our existing IND of a clinical trial in relapsed/refractory (R/R) MDS/AML. The trial is designed to determine the optimal pharmacologically active dose of eprenetapopt in combination with azacitidine in relapsed/refractory (R/R) MDS/AML.

Lymphoid Malignancy Program

On August 11, 2021, FDA placed a clinical hold on our clinical trial evaluating eprenetapopt in patients with non-Hodgkin lymphoma. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial in our myeloid malignancy program. In particular, the FDA requested more information related to a potential risk-reward imbalance between the combination of eprenetapopt and azacitidine versus azacitidine alone as it relates to increased serious adverse events in the Phase 3 frontline clinical trial in MDS. At the time of the clinical hold announcement the NHL trial had enrolled one patient. Patients who were benefiting from treatment could continue to receive study treatment and no additional patients could be enrolled until the clinical hold was resolved. There are currently no patients receiving eprenetapopt in this trial. In October 2021 we discussed with FDA the requested data and analyses from the Phase 3 trial and proposed amendments for clinical trials to proceed in our lymphoid malignancy program. FDA lifted the clinical hold in December 2021.

●	Phase 1 NHL Trial—In the first quarter of 2022 we received clearance from FDA to proceed under our existing IND with a clinical trial in relapsed/refractory (R/R) TP53 mutant Richter’s transformed NHL. Richter’s transformed NHL is a subset of CLL that is characterized by significantly more aggressive disease. The trial is designed to seek to determine the optimal pharmacologically active dose of eprenetapopt in combination with venetoclax and rituximab. The trial includes administration of an oral formulation of eprenetapopt as part of a monotherapy lead-in phase. Under the trial protocol, pharmacokinetic data following oral administration would be collected to assess exposure relative to intravenous administration and to inform potential future clinical opportunities of an oral dosage form of eprenetapopt.

Next Generation Programs

APR-548

APR-548 is a second generation p53 reactivator that is a unique analog of eprenetapopt. APR-548 exhibits high oral bioavailability in preclinical testing and is being developed in an oral dosage form.

●	Phase 1 MDS/AML Trial—We initiated a Phase 1 clinical trial testing APR-548 in relapsed/refractory MDS and AML. Enrollment in the first dosing cohort was completed. There are currently no patients receiving APR-548 in this trial and enrollment into the trial has been closed.

DNA Damage and Response Programs

As part of the ongoing process to review its business strategy and as the Company continued FDA interactions related to the clinical holds, on October 18, 2021 the Board of Directors engaged an external advisor to assist the Company with a search for pre-clinical and/or clinical assets either complementary or in addition to the Company’s lead program. This undertaking was referred as the “build scenario” and during the subsequent months the Company screened pre-clinical or clinical assets which could potentially be added to the Company’s development pipeline. On May 16, 2022, we completed the acquisition of Atrin Pharmaceuticals, Inc., a Delaware corporation (“Atrin”), in accordance with the terms of the Agreement and Plan of Merger, dated May 16, 2022 (the “Merger Agreement”) (the “Merger”).

Following the acquisition of Atrin, the Company’s primary focus is expected to shift to the discovery and development of proprietary molecules targeting DDR pathways in oncology through synthetic lethality. Atrin has developed a proprietary platform to interrogate DDR pathways that may enable identification of both potential novel DDR targets for future development and potential biomarkers for enhanced sensitivity and patient selection in clinical trials.

ATRN-119

ATRN-119 is an orally bioavailable small molecule product candidate that targets Ataxia Telangiectasia and Rad3-related (“ATR”) protein within the DDR. ATRN-119 and its back up candidate were both discovered by Atrin. We believe the selectivity and toxicology profiles of ATRN-119 may be differentiated from other ATR inhibitors currently being developed by other companies. We have an open IND and have received clearance from FDA to initiate a Phase 1/2a clinical trial of ATRN-119. We anticipate enrollment of the first patient in this clinical trial in the second half of 2022. We are planning to study ATRN-119 as both a monotherapy and in combination with standard of care in Phase 1/2 clinical trials in solid tumor malignancies. We currently retain worldwide development and commercialization rights to ATRN-119.

ATRN-W1051

ATRN-W1051 is an orally bioavailable small molecule product candidate that targets the WEE1 protein within the DDR. ATRN-W1051 was discovered by Atrin. We believe the selectivity profile of ATRN-119 may be differentiated from other WEE1 inhibitors currently being developed by other companies. ATRN-W1051 is currently in preclinical development, and we anticipate commencing IND-enabling studies in the second half of 2022. We currently retain worldwide development and commercialization rights to ATRN-W1051.

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

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through March 31, 2022, we had received net proceeds of approximately $225.6 million from our sales of preferred and common stock.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $7.9 million and $9.7 million for the three months ended March 31, 2022 and 2021, respectively, and $37.1 million, $53.5 million and $28.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of March 31, 2022, we had an accumulated deficit of $189.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

●	conduct our planned clinical trials and additional preclinical research;
●	initiate and continue research and preclinical and clinical development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;

●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our operation as a public company.

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

As of March 31, 2022, we had cash and cash equivalents of $47.6 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the three months ended March 31, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

Components of our results of operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for any of our product candidates are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements that we may enter into with third parties.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate clinical trials for ATRN-119 and other product candidates and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of planned clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of any future clinical trials of our product candidates and other research and development activities that we may conduct;
●	uncertainties in clinical trial design and patient enrollment rates;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of, and any limitations imposed by regulatory bodies on, any marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We have conducted multiple trials in hematologic malignancy including a Phase 3 trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS and which is supported by published data from two Phase 1b/2 investigator-initiated trials in the U.S. (Sallman et al., J Clin Oncol, 2021) and France (Cluzeau et al., J Clin Oncol, 2021); a Phase 2 trial of eprenetapopt with azacitidine for the post-allogeneic hematopoietic cell transplantation (allo-HCT) maintenance treatment of TP53 mutant MDS/AML; a Phase 1/2 trial of eprenetapopt with venetoclax ± azacitidine for the treatment of frontline and relapsed/refractory AML; and a Phase 1 clinical trial for the treatment of TP53 mutant chronic lymphoid leukemia (CLL) with either eprenetapopt with venetoclax and rituximab, or eprenetapopt with ibrutinib. In addition, we have also tested eprenetapopt with anti-PD-1 therapy in solid tumor patients through a Phase 1/2 clinical trial in advanced gastric, bladder and non-small cell lung cancers. We have also initiated a Phase 1 clinical trial testing an orally-dosed next-generation small molecule p53 reactivator, APR-548, as a potential therapeutic for MDS and AML. Enrollment in the first dosing cohort was completed and enrollment has been closed. We have assembled a management team with extensive experience in the discovery, development and commercialization of novel oncology drugs to support our mission of developing p53-reactivating therapies for cancer patients.

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

We expect that our general and administrative expenses will increase in the future as a result of the costs associated with the Merger as well as the expansion of operations subsequent to the Merger, as we increase our headcount to support personnel in research and development and to support our operations generally, and as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$4,089,577	$6,763,848	$(2,674,271)
General and administrative	3,985,298	3,425,833	559,465
Total operating expenses	8,074,875	10,189,681	(2,114,806)
Other income (expense):
Interest income (expense), net	1,971	(1,057)	3,028
Foreign currency gain	136,211	521,983	(385,772)
Total other income	138,182	520,926	(382,744)
Net loss	$(7,936,693)	$(9,668,755)	$1,732,062

Research and development expenses

	Three months ended March 31,
	2022	2021	Change
Eprenetapopt (APR-246)	$1,591,898	$3,803,173	$(2,211,275)
Other early-stage development programs	755,392	1,116,000	(360,608)
Unallocated research and development expenses	1,742,287	1,844,675	(102,388)
Total research and development expenses	$4,089,577	$6,763,848	$(2,674,271)

Research and development expenses for the three months ended March 31, 2022 were $4.1 million, compared to $6.8 million for the three months ended March 31, 2021. The overall decrease of $2.7 million was primarily due to the decreased activity in connection with the wrap up of the clinical trials of eprenetapopt as follows:

●	a decrease of $0.4 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020;
●	a decrease of $0.4 million in manufacturing expenses related to the pausing of scale-up of manufacturing activities for the anticipated commercial production of eprenetapopt;
●	a decrease of $0.3 million related to our Phase 2 post-transplant MDS/AML clinical trial;
●	a decrease of $0.3 million related to our Phase 1 AML clinical trial;
●	a decrease of $0.3 million related to our Phase 1/2 solid tumor trial
●	a decrease of $0.2 million related to the development of a Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies;
●	a decrease of $0.2 million related to the development of a Phase 1 dose-escalation clinical trial of APR-548, a next generation p53 reactivator being developed in an oral dosage form; and
●	a decrease of $0.2 million related to pre-clinical activities.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 were $4.0 million, compared to $3.4 million for the three months ended March 31, 2021. The increase of $0.6 million was primarily related to

●	an increase of $0.4 million of legal expense associated with general legal matters and ongoing SEC filings; and
●	an increase of $0.2 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense was primarily related to stock option and RSU grants made in March 2022 in connection with the Company’s annual compensation review for employees and stock option and RSU grants made in June 2021 in connection with the Company’s annual compensation review for its non-employee board members.

Other income and expense

Foreign currency gain for the three months ended March 31, 2022 was $0.1 million compared to a foreign currency gain of $0.5 million for the three months ended March 31, 2021. The decrease in the foreign currency loss of $0.4 million was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Interest income, net for the three months ended March 31, 2022 consisted of interest income on our cash and cash equivalents, offset in part, by interest expense associated with our facility leases. Interest expense, net for the three months ended March 31, 2021 consisted of interest expense on our facility leases, offset in part, by interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through March 31, 2022, we had received net proceeds of $225.6 million from our sales of preferred and common stock. As of March 31, 2022, we had cash and cash equivalents of $47.6 million.

If our stockholders do not timely approve the conversion of our Series A Preferred Stock, then the holders of the our Series A Preferred Stock may elect to require that we settle their shares of Series A Preferred Stock for cash at a price per share equal to the fair value of the Series A Preferred Stock, as described in our certificate of designation relating to the Series A Preferred Stock. If we are forced to settle a significant amount of the Series A Preferred Stock, it could materially affect our results of operations, including raising a substantial doubt about the entity’s ability to continue as a going concern within one year from the date of this quarterly report on Form 10-Q

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(5,495,329)	$(11,522,106)
Investing activities	--	--
Financing activities	--	--
Net decrease in cash and cash equivalents	$(5,495,329)	$(11,522,106)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $5.5 million for the three months ended March 31, 2022 compared to $11.5 million for the three months ended March 31, 2021. The decrease in cash used in operating activities of $6.0 million was primarily attributable to a decrease in our net loss of $1.8 million, which was largely due to decreased clinical trial activity, and a decrease in operating assets and liabilities of $3.6 million, partially offset by an increase in non-cash stock-based compensation of $0.3 million.

Investing activities.

No cash was used in investing activities for the three months ended March 31, 2022 or 2021.

Financing activities.

No cash was provided by financing activities for the three months ended March 31, 2022 or 2021.

Funding requirements

We expect our expenses to increase in connection with our ongoing and planned development activities. In addition, we have incurred and continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	initiate and conduct clinical trials and additional preclinical research for our product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;

●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company; and
●	continue to operate as a public company.

As of March 31, 2022, we had cash and cash equivalents of $47.6 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of our product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our planned clinical trials, drug discovery and preclinical research for our product candidates;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in assets or businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, and although we recently completed the Merger and may continue to explore such opportunities from time to time during the normal course of business, we currently have no commitments or agreements to complete any such transactions];
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the impact of COVID-19 on the financial markets in general and on our business in particular;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and

●	the costs of operating as a public company.

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

Shelf Registration Statement

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market offering program for the sale of up to $50.0 million of shares of our common stock. During the year ended December 31, 2021, we sold 366,773 shares of our common stock under the at-the-market offering program resulting in net proceeds of approximately $1.5 million. There were no sales of common stock under the at-the-market program during the three months ended March 31, 2022.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that we adopt as of the specified effective date.

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

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of March 31, 2022, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 1A. Risk Factors.

Our business is subject to substantial risks and uncertainties. Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below, the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, together with the information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 15, 2022. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).

Risks related to our financial position and need for additional capital

There is no guarantee that the Merger will increase stockholder value.

On May 16, 2022, we completed the Merger. We cannot guarantee that the Merger and the related transactions will not impair stockholder value or otherwise adversely affect our business. The acquisition poses significant integration challenges between our businesses and management teams which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of such acquisition to our stockholders. Additionally, our preclinical studies or clinical trials may not replicate or advance the results of the research programs and pre-clinical studies that were completed by Atrin prior to the Merger, which may also materially and adversely affect our business, results of operations and prospects.

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $7.9 million for the three months ended March 31, 2022, and $37.1 million, $53.5 million and $28.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our accumulated deficit was $189.0 million and $181.1 million as of March 31, 2022 and December 31, 2021, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. One of our product candidates, eprenetapopt or APR-246, has been tested in clinical trials for solid tumors and hematologic malignancies. A second generation compound, APR-548, also entered clinical development, and we are developing other product candidates, currently in preclinical research, including ATRN-119 which we acquired during the Merger and expect will be in clinical development in the second half of 2022. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. As a result, we expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Risks related to the discovery, development and commercialization of our product candidates

We have not tested ATRN-119 and ATRN-W1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

We have not tested ATRN-119 and ATRN-W1051 in clinical trials. The results of preclinical studies, whether or not conducted by us, may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence in the future may not be predictive of the results of the later-stage clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates ATRN-119 and ATRN-W1051 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their product candidates. Our future clinical trials for ATRN-119 and ATRN-W1051 may not ultimately be successful or support further clinical development. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

Risks Related to Ownership of our Common Stock

Pursuant to the terms of the Merger Agreement, we are required to recommend that our stockholder approve the conversion of all outstanding shares of our Series A Preferred Stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so our operations may be materially harmed.

Under the terms of the Merger Agreement, we agreed to call and hold a meeting of our stockholders to obtain the requisite approval for the conversion of all outstanding shares of Series A Preferred Stock issued in the Merger into shares of our common stock, as soon as practicable, and in any event, within 84 days after the date of the Merger, subject to certain exceptions. If such approval is not obtained at that meeting, to seek to obtain such approval at an annual or special stockholders meeting to be held at least every six months thereafter until such approval is obtained, which would be time consuming and costly. Additionally, if our stockholders do not timely approve the conversion of our Series A Preferred Stock, then the holders of our Series A Preferred Stock may be entitled to require us to settle their shares of Series A Preferred Stock for cash at a price per share equal to the fair value of the Series A Preferred Stock, as described in our certificate of designation relating to the Series A Preferred Stock. If we are forced to settle a significant amount of the Series A Preferred Stock, it could materially affect our results of operations, including raising a substantial doubt about the entity’s ability to continue as a going concern within one year from the date of this quarterly report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

Other than as previously disclosed, we had no sales of unregistered equity securities during the period covered by these financial statements. Use of proceeds from registered securities.

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

Through March 31, 2022, we have used approximately $43.3 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Given the recent acquisition of Atrin, the Company has determined to tentatively hold the Company’s 2022 annual meeting of stockholders during the last week of July 2022 (the “Annual Meeting”), on a date and at a time and location to be announced. Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in order to be included in the Company’s proxy statement and form of proxy for the Annual Meeting, shareholder proposals must be received at the Company’s principal executive offices (Aprea Therapeutics, Inc., 535 Boylston Street, Boston, MA 02116, Attention: Secretary) no later than May 26, 2022 (which the Company believes is a reasonable time before the Company begins to print and send its proxy materials), and also must otherwise comply with the requirements set forth in Rule 14a-8.

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

Date: May 16, 2022	Aprea Therapeutics, Inc.

	By:	/s/ Christian S. Schade
Christian S. Schade
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)