Form 10-Q
period 2022-06-30
Aprea Therapeutics, Inc.
filed 2022-08-12
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 23,401,846 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 10, 2022.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our planned clinical trials, including the commencement of our Phase 1 trial of ATRN-119, our planned IND-enabling studies, including for ATRN-W1051, our ongoing and planned development, prospects for commercialization, and market uptake of our potential product candidates, the strength and breadth of our intellectual property, our planned clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to continue to operate as an integrated company subsequent to our acquisition of Atrin Pharmaceuticals Inc.;
●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment and data collection of clinical trials, resulting from the outbreak of the novel coronavirus, COVID-19;
●	the prospects of our product candidates, all of which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of our product candidates;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our planned clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our expectations regarding the timing of initiation of data readout from our clinical trials;
●	market acceptance or commercial success of any product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for our product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of our product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for our product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize our product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with conducting clinical trials, as well as the manufacturing of our product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce our product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

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

Aprea Therapeutics, Inc.

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$39,062,415	$53,076,052
Prepaid expenses and other current assets	1,400,837	3,508,358
Total current assets	40,463,252	56,584,410
Property and equipment, net	20,258	23,870
Right of use lease asset	170,967	185,811
Other noncurrent assets	29,359	29,372
Total assets	$40,683,836	$56,823,463
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,989,794	$1,773,032
Accrued expenses	3,505,287	5,352,996
Lease liability—current	189,116	190,471
Total current liabilities	7,684,197	7,316,499
Lease liability—noncurrent	—	—
Total liabilities	7,684,197	7,316,499
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 2,949,630 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	68,777,468	—
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 23,401,846 and 21,859,413 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	23,401	21,859
Additional paid-in capital	261,795,121	240,978,439
Accumulated other comprehensive loss	(10,266,806)	(10,358,956)
Accumulated deficit	(287,329,545)	(181,134,378)
Total stockholders’ equity (deficit)	(35,777,829)	49,506,964
Total liabilities and stockholders' equity (deficit)	$40,683,836	$56,823,463

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$6,811,609	$6,654,257	$10,901,186	$13,418,105
General and administrative	15,633,738	3,343,325	19,619,036	6,769,158
Acquired in-process research and development	76,020,184	—	76,020,184	—
Total operating expenses	98,465,531	9,997,582	106,540,406	20,187,263
Other income (expense):
Interest income (expense), net	52,491	(588)	54,462	(1,645)
Foreign currency gain (loss)	154,566	(252,843)	290,777	269,140
Total other income (loss)	207,057	(253,431)	345,239	267,495
Net loss	$(98,258,474)	$(10,251,013)	$(106,195,167)	$(19,919,768)
Other comprehensive loss:
Foreign currency translation	157,655	193,020	92,150	(209,830)
Total comprehensive loss	(98,100,819)	(10,057,993)	(106,103,017)	(20,129,598)
Net loss per share attributable to common stockholders, basic and diluted	$(4.34)	$(0.48)	$(4.77)	$(0.94)
Weighted-average common shares outstanding, basic and diluted	22,661,835	21,186,827	22,283,783	21,186,827

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

					Additional	Other		Stockholders’
	Series A Preferred Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balance, December 31, 2020	—	$—	21,186,827	$21,187	$231,418,356	$(10,037,261)	$(144,007,075)	$77,395,207
Exercise of stock options	—	—	—	—	—	—	—	—
Stock‑based compensation	—	—	—	—	1,822,562	—	—	1,822,562
Foreign currency translation	—	—	—	—	—	(402,850)	—	(402,850)
Net loss	—	—	—	—	—	—	(9,668,755)	(9,668,755)
Balance, March 31, 2021	—	$—	21,186,827	$21,187	$233,240,918	$(10,440,111)	$(153,675,830)	$69,146,164

Stock‑based compensation	—	$—	—	—	1,863,498	—	—	1,863,498
Foreign currency translation	—	—	—	—	—	193,020	—	193,020
Net loss	—	—	—	—	—	—	(10,251,013)	(10,251,013)
Balance, June 30, 2021	—	$—	21,186,827	$21,187	$235,104,416	$(10,247,091)	$(163,926,843)	$60,951,669

Balance, December 31, 2021	—	$—	21,859,413	$21,859	$240,978,439	$(10,358,956)	$(181,134,378)	$49,506,964
Vesting of restricted stock units			114,889	115	(115)	—	—	—
Stock‑based compensation	—	—	—	—	2,084,060	—	—	2,084,060
Foreign currency translation	—	—	—	—	—	(65,505)	—	(65,505)
Net loss	—	—	—	—	—	—	(7,936,693)	(7,936,693)
Balance, March 31, 2022	—	$—	21,974,302	$21,974	$243,062,384	$(10,424,461)	$(189,071,071)	$43,588,826

Issuance of preferred stock upon acquisition of Atrin	2,949,630	$68,777,468	—	$—	$—	$—	$—	$—
Issuance of common stock upon acquisition of Atrin	—	—	1,117,394	1,117	1,328,582	—	—	1,329,699
Value of assumed stock options	—	—	—	—	2,602,850			2,602,850
Vesting of restricted stock units	—	—	310,150	310	(310)	—	—	—
Stock‑based compensation	—	—	—	—	14,801,615	—	—	14,801,615
Foreign currency translation	—	—	—	—	—	157,655	—	157,655
Net loss	—	—	—	—	—	—	(98,258,474)	(98,258,474)
Balance, June 30, 2022	2,949,630	$68,777,468	23,401,846	$23,401	$261,795,121	$(10,266,806)	$(287,329,545)	$(35,777,829)

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(106,195,167)	$(19,919,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	72,523,293	—
Depreciation and amortization	6,666	6,724
Stock‑based compensation	16,885,675	3,686,060
Amortization of right of use lease asset	120,795	129,518
Foreign currency (gain) loss	(290,777)	(269,140)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,126,847	1,904,566
Accounts payable	2,288,527	(2,142,301)
Accrued expenses and other liabilities	(1,756,495)	(2,533,713)
Lease liability	(107,306)	(135,934)
Net cash used in operating activities	(14,397,942)	(19,273,988)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	—
Net cash provided by financing activities	—	—
Decrease in cash and cash equivalents	(14,397,942)	(19,273,988)
Effect of exchange rate changes on cash	384,305	60,148
Cash and cash equivalents—beginning of year	53,076,052	89,017,686
Cash and cash equivalents—end of period	$39,062,415	$69,803,846

Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$123,786	$-
Issuance of convertible preferred stock and common stock in connection with acquisition	70,107,167

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (or the “Company”) is a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics targeting DNA damage response pathways. The Company began principal operations in 2006 and is headquartered in Boston, Massachusetts with research facilities in Doylestown, Pennsylvania. Prior to the acquisition of Atrin Pharmaceuticals Inc. (Atrin), the Company was engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. In December 2020, the Company announced that its pivotal Phase 3 myelodysplastic syndromes trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the APR-246 development program, the Company has shifted primary focus of its activities to the assets acquired in the May 16, 2022 acquisition of Atrin (see Note 3). The Company’s lead product candidate, which was acquired in the Atrin acquisition, is ATRN-119, a Phase 1-ready small molecule ATR inhibitor being developed for solid tumor indications.

Agreement and plan of merger—On May 16, 2022, the Company acquired Atrin Pharmaceuticals Inc., a Delaware corporation (the “Atrin Acquisition”). Under the terms of the Agreement and Plan or Merger dated May 16, 2022 (the “Merger Agreement”), the Company issued to the stockholders of Atrin 1,117,394 shares of the Company’s common stock, par value $0.001 per share, and 2,949,630 shares of Series A convertible preferred stock (“Series A Preferred Stock”) (as described below). The Series A Preferred Stock had a conversion value on the closing date of $68.8 million. In addition, the Company assumed options granted under the Atrin stock option plan, which became options to purchase 3,275,149 shares of the Company’s common stock. See Note 3 for additional information.

Series A Preferred Stock—As a result of the Atrin Acquisition, the Company issued the following Series A Preferred Stock:

	Series A Preferred Stock	Common Stock Issuable Upon Conversion (1)
Outstanding shares issued in merger	2,949,630	29,496,300

(1)	Each share of Series A Preferred Stock is convertible into 10 shares of common stock.

The Company held a stockholders’ meeting on July 28, 2022 where approval of the conversion of the Series A Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) was received.

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

The Company believes that the June 30, 2022 cash balance of approximately $39.1 million will be sufficient to fund the Company’s operations through the end of 2023. In the event that additional funds are not available thereafter,

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Foreign currency and currency translation—The functional currency for Aprea Therapeutics AB is the Swedish Krona. Assets and liabilities of Aprea Therapeutics AB are translated into United States dollars at the exchange rate in effect on the balance sheet date. Operating expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss as incurred.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six months ended June 30,
	2022	2021
Convertible preferred stock	2,949,630	—
Options to purchase common stock	8,955,354	4,821,759
Unvested restricted stock units	—	507,050
Total shares of common stock equivalents	11,904,984	5,328,809

Acquired in-process research and development—The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, including transaction costs. In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D) with no alternative future use is charged to expense at the acquisition date. Please see Note 3 – “Acquisition of Atrin” for additional information.

Recently issued accounting pronouncements—From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying financial statements.

3. Acquisition of Atrin

On May 16, 2022, the Company completed its acquisition of Atrin in accordance with the terms of the Merger Agreement as described in Note 1 – “Nature of business and basis of presentation”. Under the terms of the Merger

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Agreement, the Company issued 1,117,394 shares of common stock and 2,949,630 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10 shares of Common Stock.

The Company concluded the Atrin acquisition was not the acquisition of a business, as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset, ATRN-119.

The Company determined that the cost to acquire the Atrin assets was $76.2 million, based on the fair value of the equity consideration issued [and including direct costs of the acquisition of $3.5 million. The net assets acquired in connection with the Atrin acquisition were recorded at their estimated fair values as of May 16, 2022, which is the date the Atrin acquisition was completed. The following table summarizes the net assets acquired based on their estimated fair values as of May 16, 2022:

Acquired IPR&D	$76,020,184
Cash and cash equivalents	2,489,745
Prepaid expenses and other assets	34,579
Accounts payable and accrued liabilities	(2,336,462)
Total Acquisition Value	$76,208,046

The Atrin acquisition was accounted for as an asset acquisition as Atrin was not considered to be a business under ASC 805 or SEC Rule 11-01(d). In the estimation of fair value of the asset purchase consideration, the Company used the carrying value of the cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D. Since Atrin was in preclinical development and no clinical trials had commenced at the time of the acquisition, the cost attributable to the IPR&D was expensed in the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP.

As a result of the Atrin acquisition, the Company announced in May 2022 it was closing its research facility in Sweden and reducing its related workforce in Sweden. The closure of the Swedish research facility and the reduction in workforce resulted in total expenses for employee severance and employee benefits of approximately $1.1 million, of which was recorded in the three months ended June 30, 2022. As of June 30, 2022, the remaining liability is approximately $0.8 million.

In connection with the Atrin acquisition, a non-transferable contingent value right (a “CVR”) was distributed to the Aprea stockholders of record as of the close of business on May 13, 2022. Holders of the CVR will be entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy assets in the 2 year period following the closing of the transaction. The CVR had a deminimus value as of May 16, 2022 and June 30, 2022.

4. Leases

The Company is party to operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for three and six months ended June 30, 2022 was $84,900 and $159,716, respectively. Rent expense for the three and six months ended June 30, 2021 was $84,401 and $176,087, respectively.

The Company has an operating lease in Boston, Massachusetts for office space which was amended effective July 1, 2021. The lease will expire on December 31, 2022 and does not have any renewal options. The Company has an operating lease for office and laboratory space in Doylestown, Pennsylvania which expires on December 31, 2022. The Company also has an operating lease for office and laboratory space in Solna, Sweden which was extended effective January 1, 2022 and now expires on June 30, 2023.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Quantitative information regarding the Company’s leases for the three months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,		Six months ended June 30,
Lease Cost	2022	2021	2022	2021
Operating lease cost	$60,679	$58,481	$120,795	$116,404
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$64,057	$63,482	$128,113	$126,966
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$—	$123,786	$—
Weighted average remaining lease term (years)	0.50-1.00	0.50-1.00	0.50-1.00	0.50-1.00
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%

Future lease payments under noncancelable leases are as follows at June 30, 2022:

Operating
Future Lease Payments	Leases
2022	$128,163
2023	63,903
Total Lease Payments	$192,066
Less: Imputed Interest	(2,950)
Total Lease Liabilities	$189,116

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

5. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Professional fees	$196,674	$247,123
Compensation and benefits	1,679,863	1,418,309
Research and development	1,365,298	3,504,375
Other	263,452	183,189
Total accrued expenses	$3,505,287	$5,352,996

6. Stockholders’ equity

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

debts and liabilities of the Company, the holders of common stock shall be entitled to share in the remaining assets of the Company available for distribution, if any.

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (“ATM”) offering program for the sale of up to $50.0 million of shares of the Company’s common stock. The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold in connection with the ATM offering program. The Company did not sell any common stock under the ATM program during the three and six months ended June 30, 2022 or 2021.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $14,801,615, and $16,885,675 for the three and six months ended June 30, 2022, respectively. The company recorded compensation expense of $1,863,498 and $3,686,060 for the three and six months ended June 30, 2021, respectively.

7. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and six months ended June 30, 2022 and 2021. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2022 and December 31, 2021, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2022 and 2021.

8. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2022, the Company has not recorded a provision for any contingent losses.

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

Overview

We are a biopharmaceutical company focused on developing novel synthetic lethality-based cancer therapeutics that target DNA damage response (DDR) pathways. Our approach is built upon a platform of integrated discovery technologies to enrich our pipeline with novel targets in synthetic lethality and cancer treatment. Together with our expertise in small molecule drug discovery, we are applying the capabilities of our discovery platform to the development of new precision oncology therapies and the identification of patient populations most likely to benefit.

Prior to the acquisition of Atrin, we were engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. In December 2020, we announced that our pivotal Phase 3 myelodysplastic syndromes trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the APR-246 development program, we shifted the primary focus of our activities to the assets acquired in the May 16, 2022 acquisition of Atrin Pharmaceuticals Inc., or Atrin, a privately held company focused on developing next-generation cancer therapeutics that regulate the DDR, including the ATRN-119 and ATRN-W1051 programs. Following the acquisition of Atrin, the Company’s primary focus is the discovery and development of proprietary molecules targeting DDR pathways in oncology through synthetic lethality. This focus leverages Atrin’s development of a proprietary discovery platform to interrogate DDR pathways that may enable identification of both potential novel DDR targets for future development and potential biomarkers for enhanced sensitivity and patient selection in clinical trials. The acquisition of Atrin was the result of thorough evaluation of strategic options, which commenced in Q4 2021. We believe the acquisition represents a potential opportunity to create long-term value for our stockholders.

DDR Overview

Cells are continuously exposed to endogenous and exogenous stress that can lead to DNA damage. To counter this lethal threat, cells have mechanisms to detect DNA damage, activate the appropriate repair pathway or, if irreparable, induce cell cycle arrest or apoptosis. These DDR processes are vital for cell survival.

Cancer cells rely on various alternative pathways to repair and resist DNA damage and replication stress. Many of these DDR-related genes are mutated across cancers, as loss of the DDR pathway allows cancer cells to rapidly evolve and grow out of control. Notably, functional loss of these pathways also creates a vulnerability in these cancers because mutation or loss of some DDR genes increases reliance on other DDR genes to support continued cancer cell growth. When mutation or loss of two DDR genes leads to cell death, the interplay between these genes is synthetic lethality. Importantly, selective targeting of specific members of the DDR pathway represents an attractive potential therapeutic approach for the treatment of cancer. Furthermore, because genes that are mutated in cancers continue to function normally in healthy tissues, this treatment approach can potentially reduce drug-induced toxicity while maintaining anti-cancer activity.

Leveraging synthetic lethality in therapeutic targeting of DDR represents an emerging strategy to treat a broad spectrum of cancers that currently lack effective treatments. Our team was the first to identify ATR as a drug target that synergistically kills cancer cells based on one of their most fundamental characteristics, oncogene expression. Aprea’s development pipeline is based on our discovery platforms and a rationally designed series of novel molecules. We have developed highly selective small molecule regulators of DDR proteins that play fundamental roles in these response pathways.

Platform of Integrated Discovery Technologies

Our drug discovery and development processes integrate three unique platforms: Repli-Biom, ATRIZE™ and SCET™. These integrated technologies provide us with the opportunity to enrich our pipeline with novel targets in synthetic lethality and cancer treatment. In addition, by utilizing our integrated technologies we have identified cancer-associated gene alterations that can lead to increased sensitivity to Aprea’s DDR inhibitors and may provide future opportunities for improved efficacy and tolerability in cancer treatment.

Repli-Biom

Repli-Biom identifies proteins that cancer cells use to resist the effects of drug treatment. This integrated proteomic, genomic and machine learning approach identifies response factors that both participate in the molecular response to drug treatment and are highly mutated in cancers.

Absence of these resistance factors predict sensitivity to drug treatment, thus potentially promoting durable drug responses. In addition, this approach is being used to identify novel combination therapy approaches and new drug targets to advance Aprea’s drug development programs.

ATRIZE

ATRIZE is an innovative, high-throughput system to detect disruption of DNA synthesis and DDR activation, and thus is ideal for screening DDR inhibitors. ATRIZE may significantly reduce the time required to discover active drug candidates and optimize their design for precision cancer therapy.

SCET

SCET is a medicinal chemistry cyclization approach to generate highly potent and selective enzyme inhibitors. The SCET approach enables the design and synthesis of novel conformationally-constrained drug candidates with potentially higher affinity and specificity for the target enzyme. By utilizing this approach, we believe that we have developed highly potent and specific anticancer drug candidates with decreased off-target activities.

DDR Product Candidates

ATRN-119

Ataxia Telangiectasia and Rad3-related (ATR) and Checkpoint Kinase 1 (CHK1) are critical DNA damage response kinases that prevent the collapse of replication forks into DNA double strand breaks (DSBs). ATR is one of several key regulators of the response to defective DNA replication and DNA damage, which occurs more commonly in cancer cells than in normal cells.

In response to these cancer-associated genomic insults, ATR is activated to inhibit progression to cellular division and prevent the assembly of the SLX1-SLX4, MUS81-EME1 and XPF-ERCC1 (SMX) endonuclease (DNA cutting) complex. When ATR is inhibited, the SMX complex is inappropriately activated, promoting the cutting of replication forks into DSBs. In association with ATR’s fundamental roles in these replication responses, cells with increased oncogenic stress, p53 mutations and deficiencies in DDR pathways are predicted to have increased sensitivity to ATR inhibition. Accordingly, ATR inhibition is also predicted to sensitize cells to DNA-damaging chemotherapy, radiotherapy and PARP inhibitor treatments, making ATR inhibitors particularly attractive for the development of novel combination therapies.

We have developed an orally bioavailable, highly potent and selective macrocyclic small molecule inhibitor of ATR (ATRN-119) that has the potential to have less toxicity to normal tissues while continuing to capitalize on cancer vulnerabilities due to oncogenic stress and DDR pathway defects. ATRN-119 has received FDA IND approval (IND #141317) for a first-in-human clinical trial for cancer patients. This clinical trial is expected to begin in the third quarter of 2022.

ATRN-119 and related second-generation candidates were discovered by Atrin. We believe the selectivity and toxicology profiles of ATRN-119 may be differentiated from other ATR inhibitors currently being developed by other companies and we are planning to study ATRN-119 as both a monotherapy and in combination with standard of care in Phase 1/2 clinical trials in solid tumor malignancies. We currently retain worldwide development and commercialization rights to all of our ATR inhibitor product candidates.

ATRN-W1051

WEE1 kinase is a key regulator of multiple phases of the cell cycle, most prominently in progression from G1 to S phase and from S/G2 to M phase through inhibitory phosphorylation of CDK2 and CDK1, respectively. Thus, when WEE1 is inhibited, both G1-S and G2-M checkpoints are abrogated, leading to premature S-phase and M-phase entry. Notably, the replication stress caused by cyclin E1 overexpression is transformed into toxic levels of DSBs and cancer cell death when WEE1 is inhibited. These findings suggest cyclin E overexpression as a cancer-associated vulnerability that may be capitalized on by WEE1 inhibitors.

We have discovered and initiated development of an orally bioavailable, highly potent and selective small molecule WEE1 inhibitor, ATRN-W1051, that is distinct from other WEE1 inhibitors based on its potentially superior pharmacokinetic properties and selectivity regarding common off-targets (PLK1/2/3). ATRN-W1051 is currently in preclinical development, and we anticipate commencing IND-enabling studies in the second half of 2022.

ATRN-W1051 was discovered by Atrin. We believe the selectivity profile of ATRN-W1051 may be differentiated from other WEE1 inhibitors currently being developed by other companies and we are planning to study ATRN-W1051 as both a monotherapy and in combination with standard of care for the treatment of multiple cancers. We currently retain worldwide development and commercialization rights to ATRN-W1051.

p53 Reactivator Programs

Eprenetapopt

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

While we currently have no ongoing clinical trials of eprenetapopt, we have received clearance from FDA to proceed under our existing INDs with new Phase 1 dose-optimization clinical trials in relapsed/refractory MDS/AML and Richter’s transformed NHL, including initial testing of a new oral formulation of eprenetapopt.

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

Prior Developments in p53 Clinical Trials

●	On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our Phase 3 frontline MDS clinical trial, our Phase 2 MDS/AML Post-Transplant clinical trial and our Phase 1/2 AML clinical trial. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial. In particular, the FDA requested more information related to a potential risk-reward imbalance between the combination of eprenetapopt and azacitidine versus azacitidine alone as it relates to increased serious adverse events in the Phase 3 frontline clinical trial in MDS. At the time of the clinical hold announcement the MDS, AML and post-transplant maintenance trials had all completed enrollment. Patients who were benefiting from treatment could continue to receive study treatment. In December 2021 we discussed with FDA the data and analyses from the Phase 3 trial and reached preliminary agreement on proposals for new clinical trials in myeloid malignancies. In the first quarter of 2022, FDA informed us that it would continue the partial clinical hold on these three clinical trials, allowing patients currently on and benefiting from treatment to continue with treatment, but prohibiting enrollment of new patients. As all trials had already achieved full enrollment and primary endpoint readout, we had no plans to enroll new patients into any of these trials. These trials have been concluded and there are no patients receiving eprenetapopt in any of these trials. FDA has given us clearance to proceed under our existing myeloid malignancy IND with a new clinical trial in relapsed/refractory MDS and AML.
●	On August 11, 2021, FDA placed a clinical hold on our clinical trial evaluating eprenetapopt in patients with non-Hodgkin lymphoma. The FDA’s concerns referred to the safety and efficacy data from the Phase 3 frontline MDS clinical trial in our myeloid malignancy program. In particular, the FDA requested more information related to a potential risk-reward imbalance between the combination of eprenetapopt and azacitidine versus azacitidine alone as it relates to increased serious adverse events in the Phase 3 frontline clinical trial in MDS. At the time of the clinical hold announcement the NHL trial had enrolled one patient. Patients who were benefiting from treatment could continue to receive study treatment and no additional patients could be enrolled until the clinical hold was resolved. There are currently no patients receiving eprenetapopt in this trial. In October 2021 we discussed with FDA the requested data and analyses from the Phase 3 trial and proposed amendments for clinical trials to proceed in our lymphoid malignancy program. FDA lifted the clinical hold in December 2021.

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

Corporate Background

Aprea Therapeutics AB, or Aprea AB, was originally incorporated in 2002 and commenced principal operations in 2006. We incorporated Aprea Therapeutics, Inc. (the “Company”) in May 2019. In September 2019 we completed a corporate reorganization and, as a result, all of the issued and outstanding stock of Aprea AB was exchanged for common stock, preferred stock or options, as applicable, of the Company As a result of such transactions, Aprea AB became a wholly-owned subsidiary of the Company. On May 16, 2022 we completed the acquisition of Atrin.

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through June 30, 2022, we had received net proceeds of approximately $225.6 million from our sales of preferred and common stock.

On May 16, 2022, we acquired Atrin in accordance with the terms of the Agreement and Plan of Merger date May 16, 2022 (the “Merger Agreement”), by and among Aprea, ATR Merger Sub I Inc., a Delaware corporation and wholly owned subsidiary of Aprea (“First Merger Sub”), ATR Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of Aprea (“Second Merger Sub”) and Atrin. Pursuant to the Merger Agreement, First Merger Sub merged with and into Atrin, pursuant to which Atrin was the surviving corporation and became a wholly owned subsidiary of Aprea (the “First Merger”). Immediately following the First Merger, Atrin merged with and into the second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (the “Second Merger”, together with the First Merger, the “Merger”). The Atrin acquisition was accounted for as an asset acquisition for accounting purposes (see Note 3 to the financial statements).

Under the terms of the Merger agreement, at the closing of the Merger, Aprea issued to the securityholders of Atrin, 1,117,394 shares of the common stock of Aprea, par value $0.001 per share (the “Common Stock”) and 2,949,630 shares of Series A Preferred Stock, each share of which is convertible into 10 shares of common Stock. In addition, we assumed outstanding Atrin stock options, which became options for 3,275,149 shares of our common stock.

Pursuant to the Merger Agreement, Aprea held its annual stockholders’ meeting (the “Stockholders’ Meeting”) on July 28, 2022 where the following matters were approved; (i) the conversion of the Series A Preferred Stock into shares of Common Stock in accordance with Nasdaq Listing Rule 5635(a) and (ii) the ratification of the appointment by the Aprea Board of Directors of additional members to the Board.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $98.3 million and $106.2 million for the three and six months ended June 30, 2022, respectively, $10.3 million and $19.9 million for the three and six months ended June 30, 2021, respectively and $37.1 million, $53.5 million and $28.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of June 30, 2022, we had an accumulated deficit of $287.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations and the acquisition of in process research and development associated with the acquisition of Atrin. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of June 30, 2022, we had cash and cash equivalents of $39.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the three and six months ended June 30, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

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

Acquired In-Process Research and Development Expense

Acquired in-process research and development (“IPR&D”) expense resulted from the Atrin acquisition in May 2022 which was accounted for as an asset acquisition. The acquisition cost allocated to acquire IPR&D with no alternative future use was recorded as an expense at the acquisition date and no additional IPR&D expense relating to the Atrin acquisition is expected to be reported in future periods.

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$6,811,609	$6,654,257	$157,352
General and administrative	15,633,738	3,343,325	12,290,413
Acquired in-process research and development	76,020,184	—	76,020,184
Total operating expenses	98,465,531	9,997,582	88,467,949
Other income (expense):
Interest expense	52,491	(588)	53,079
Foreign currency gain (loss)	154,566	(252,843)	407,409
Total other income (expense)	207,057	(253,431)	460,488
Net loss	$(98,258,474)	$(10,251,013)	$(88,007,461)

Research and development expenses

	Three Months Ended June 30,
	2022	2021	Change
APR-246	$3,597,971	$3,662,149	$(64,178)
Other early-stage development programs	364,966	1,309,067	(944,101)
Unallocated research and development expenses	2,848,672	1,683,041	1,165,631
Total research and development expenses	$6,811,609	$6,654,257	$157,352

Research and development expenses for the three months ended June 30, 2022 were $6.8 million, compared to $6.7 million for the three months ended June 30, 2021. The overall increase of $0.1 million was primarily due to the overall activity in connection with the wrap up and close out of the clinical trials of eprenetapopt as follows:

●	an increase of $1.1 million related to the close out of our Phase 2 post-transplant MDS/AML clinical trial;
●	an increase of $0.4 million related to the close out of our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS;
●	an increase of $0.2 million related to the close out of our Phase 1 AML clinical trial;

These increases were offset, in part by the following:

●	a decrease of $1.1 million related to the close out of our Phase 1/2 solid tumor trial;
●	a decrease of $0.3 million related to the close out of our Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies; and
●	a decrease of $0.2 million in manufacturing expenses related to the pausing of scale-up of manufacturing activities for the anticipated commercial production of eprenetapopt;

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 were $15.6 million, compared to $3.3 million for the three months ended June 30, 2021. The increase of $12.3 million was primarily related to

●	an increase of $12.2 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin acquisition.

Acquired In-process Research and Development (IPR&D) Expense

Acquired IPR&D expense was $76.0 million for the three months ended June 30, 2022. Acquired IPR&D resulted from the Atrin Acquisition in May 2022 which was accounted for as an asset acquisition. The acquisition cost allocated to acquired IPR&D with no alternative future use was recorded as an expense as of the closing date of the Atrin Acquisition. No acquired IPR&D expense was incurred in the three months ended June 30, 2021.

Other income and expense

Foreign currency gain for the three months ended June 30, 2022 was $0.2 million compared to a foreign currency loss of $0.2 million for the three months ended June 30, 2021. The change in the foreign currency of $0.4 million was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Interest income, net for the three months ended June 30, 2022 consisted of interest income on our cash and cash equivalents, offset in part, by interest expense associated with our facility leases. Interest expense, net for the three months ended June 30, 2021 consisted of interest expense associated with our facility leases, offset in part, by interest income on our cash and cash equivalents.

Comparison of the six months ended June 30, 2022 and 2021

	Six months ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$10,901,186	$13,418,105	$(2,516,919)
General and administrative	19,619,036	6,769,158	12,849,878
Acquired in-process research and development	76,020,184	—	76,020,184
Total operating expenses	106,540,406	20,187,263	86,353,143
Other income (expense):
Interest expense	54,462	(1,645)	56,107
Foreign currency gain	290,777	269,140	21,637
Total other income (expense)	345,239	267,495	77,744
Net loss	$(106,195,167)	$(19,919,768)	$(86,275,399)

Research and development expenses

	Six months ended June 30,
	2022	2021	Change
APR-246	$4,639,594	$7,465,322	$(2,825,728)
Other early-stage development programs	1,068,600	2,425,067	(1,356,467)
Unallocated research and development expenses	5,192,992	3,527,716	1,665,276
Total research and development expenses	$10,901,186	$13,418,105	$(2,516,919)

Research and development expenses for the six months ended June 30, 2022 were $10.9 million, compared to $13.4 million for the six months ended June 30, 2021. The overall decrease of $2.5 million was primarily due to the decreased activity in connection with the wrap up of the clinical trials of eprenetapopt as follows:

●	a decrease of $1.4 million related to the close out of our Phase 1/2 solid tumor trial;
●	a decrease of $0.7 million in manufacturing expenses related to the pausing of scale-up of manufacturing activities for the anticipated commercial production of eprenetapopt;
●	a decrease of $0.6 million related to the close out of our Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies; and
●	a decrease of $0.4 million in pre-clinical activities

These decreases were offset, in part by the following:

●	an increase of $0.5 million related to the close out of our Phase 2 post-transplant MDS/AML clinical trial;

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2022 were $19.6 million, compared to $6.8 million for the six months ended June 30, 2021. The increase of $12.8 million was primarily related to

●	an increase of $12.4 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin acquisition; and
●	an increase of $0.3 million in legal expense primarily associated with post acquisition activities.

Acquired In-process Research and Development (IPR&D) Expense

Acquired IPR&D expense was $76.0 million for the six months ended June 30, 2022. Acquired IPR&D resulted from the Atrin Acquisition in May 2022 which was accounted for as an asset acquisition. The acquisition cost allocated to acquired IPR&D with no alternative future use was recorded as an expense as of the closing date of the Atrin Acquisition. No acquired IPR&D expense was incurred in the six months ended June 30, 2021.

Other income and expense

Foreign currency gain for the six months ended June 30, 2022 was $0.3 million for both the six months ended June 30, 2022 and the six months ended June 30, 2021. Interest income, net for the six months ended June 30, 2022 consisted of interest income on our cash and cash equivalents, offset in part, by interest expense associated with our facility leases. Interest expense, net for the six months ended June 30, 2021 consisted of interest expense associated with our facility leases, offset in part, by interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through June 30, 2022, we had received net proceeds of $225.6 million from our sales of preferred and common stock. As of June 30, 2022, we had cash and cash equivalents of $39.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(14,397,942)	$(19,273,988)
Investing activities	—	—
Financing activities	—	—
Net increase in cash and cash equivalents	$(14,397,942)	$(19,273,988)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $14.4 million for the six months ended June 30, 2022 compared to $19.3 million for the six months ended June 30, 2021. The decrease in cash used in operating activities of $4.9 million was primarily attributable to an increase in our net loss of $86.3 million, which was largely due to acquired IPR&D associated with Atrin acquisition, and an increase in operating assets and liabilities of $5.5 million, partially offset by an increase in non-cash stock-based compensation of $13.2 million.

Investing activities.

No cash was used in investing activities for the six months ended June 30, 2022 or 2021.

Financing activities.

No cash was provided by financing activities for the six months ended June 30, 2022 or 2021.

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

As of June 30, 2022, we had cash and cash equivalents of $39.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Shelf Registration Statement

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market offering program for the sale of up to $50.0 million of shares of our common stock. During the year ended December 31, 2021, we sold 366,773 shares of our common stock under the at-the-market offering program resulting in net proceeds of approximately $1.5 million. There were no sales of common stock under the at-the-market program during the three and six months ended June 30, 2022.

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

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of June 30, 2022, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below, together with the information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 15, 2022. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).

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

Risks related to the discovery, development and commercialization of our product candidates

●

We are substantially dependent on the success of our lead product candidate, ATRN-119, which we expect will be in clinical development in the second half of 2022. Our clinical trials of ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or experience significant delays in doing so, our business will be materially harmed.

●

We have not tested ATRN-119 and ATRN-W1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

●

We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

●

Leveraging synthetic lethality in therapeutic targeting of DDR represents an emerging an emerging strategy to treat a broad spectrum of cancers, and negative perceptions of the efficacy, safety, or tolerability of this class of targets, including any that we develop, could adversely affect our ability to conduct our business, advance our product candidates or obtain regulatory approvals.

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

●

Although we currently plan to retain all commercial rights to our product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of our product candidates. If those collaborations are not successful, the development, marketing and/or commercialization of our product candidates that are the subject of such collaborations would be harmed.

●

We are currently dependent on a single third party manufacturer for the manufacture of the active pharmaceutical ingredient for our product candidates. This reliance on a single third party increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

Risks related to our intellectual property

●

If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

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

●

We may seek a breakthrough therapy designation for ATRN-119 or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

●	A fast track designation by the FDA for eprenetapopt, ATRN-119 or any of our product candidates may not actually lead to a faster development or regulatory review or approval process.

●

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

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

Risks related to employee matters and managing growth

●

Our future success depends on our ability to retain our Chairman, our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Senior Vice President and Chief Operating Officer, our Chief Business Officer and other key executives and to attract, retain and motivate qualified personnel.

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

●	The ongoing effects of the 2017 Tax Cuts and Jobs Act and GILTI could make our results difficult to predict.

●	Changes in U.S. federal income tax law and other jurisdictions could materially adversely affect an investment in our common shares.

Risks related to our common stock

●	There is no guarantee that the Merger will increase stockholder value.
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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $98.3 million and $106.2 million for the three and six months ended June 30, 2022, and $37.1 million, $53.5 million and $28.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our accumulated deficit was $287.3 million and $181.1 million as of June 30, 2022 and December 31, 2021, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that our lead product candidate, ATRN-119, which we acquired in connection with the acquisition of Atrin Pharmaceuticals, Inc. (the “Merger”), will be in clinical development in the second half of 2022. One of our other product candidates, eprenetapopt or APR-246, has been tested in clinical trials for solid tumors and hematologic malignancies. A second generation compound, APR-548, also entered clinical development. However, in connection with our eprenetapopt program, we announced in December 2020 that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the p53 reactivator development programs, we have shifted the primary focus of our activities to the assets acquired in Merger. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We are an early-stage company. Aprea Therapeutics AB, or Aprea AB, was originally incorporated in 2002 and commenced operations in 2006. We were incorporated in May 2019 and completed the Merger in May 2022.Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing eprenetapopt, identifying and acquiring potential product candidates such as ATRN-119, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. We expect that our lead product candidate, ATRN-119, will be in clinical development in the second half of 2022. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale drug products, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Developing drug products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, ATRN-119 and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. Furthermore, since the completion of our IPO, we have incurred and expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. The ongoing COVID-19 pandemic both in the United States and globally continues to cause uncertainty and volatility in financial markets which in turn may make raising additional funds even more difficult or impossible for us. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023.. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of ATRN-119 and our other product candidates for our current and future targeted indications;

●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for ATRN-119 and our other product candidates;

●	the number of future product candidates that we pursue and their development requirements;

●	the costs, timing and outcome of regulatory review of our product candidates;

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our lead product candidate, ATRN-119, which we expect will be in clinical development in the second half of 2022. Our clinical trials of ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or experience significant delays in doing so, our business will be materially harmed.

Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, ATRN-119, our lead product candidate. We are investing a majority of our efforts and financial resources in the research and development of ATRN-119. Our business depends entirely on the successful development and commercialization of our product candidates. We currently have no drugs approved for sale and generate no revenues from sales of any products, and we may never be able to develop a marketable product.

Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

Additionally, in December 2020, we announced that our pivotal Phase 3 MDS trial for eprenetapopt failed to meet its predefined primary endpoint of complete remission (CR) rate. On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy programs. On August 11, 2021, the FDA placed a clinical hold on our clinical trial evaluating eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies. On December 8, 2021, FDA notified us that it was lifting the clinical hold on the IND for our lymphoid malignancy program. In the first quarter of 2022, FDA notified us that it would continue the partial clinical hold on three ongoing clinical studies in our myeloid program. However, we received clearance from FDA to proceed under our existing IND with a new trial in R/R MDS and AML. Given these results, FDA feedback and the costs of continuing the p53 reactivator development programs, we have now shifted our primary focus to ATRN-119. Our other product candidates, besides ATRN-119, APR-548 and eprenetapopt, are in earlier stages of development.

The success of ATRN-119 will depend on several factors, including the following:

●	successful initiation, successful patient enrollment and timely completion of clinical trials of ATRN-119;
●	successful initiation and successful patient enrollment and completion of additional clinical trials, for ATRN-119 or our other product candidates;
●	the impact of COVID-19 on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve our product candidates;
●	our ability to demonstrate ATRN-119’s safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for ATRN-119;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;

●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of ATRN-119 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;

●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and

●	our ability to compete with other therapies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of our product candidates. If we are not successful in commercializing ATRN-119, or are significantly delayed in doing so, our business will be materially harmed.

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

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We have filed an IND for ATRN-119, but we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that lead FDA, IRBs, or other authorities to suspend, terminate, or require changes to our clinical trials. Additionally, even if such regulatory and other authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials or changes to existing clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance or approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

We may find it difficult to enroll patients in our clinical trials If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials and our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Additionally, COVID-19 may negatively impact again our ability to locate and enroll patients.

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

●
proximity and availability of clinical trial sites for prospective patients and;
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

Leveraging synthetic lethality in therapeutic targeting of DDR represents an emerging an emerging strategy to treat a broad spectrum of cancers, and negative perceptions of the efficacy, safety, or tolerability of this class of targets, including any that we develop, could adversely affect our ability to conduct our business, advance our product candidates or obtain regulatory approvals.

Aside from PARP inhibitors, such as Lynparza, Rubraca, Zejula and Talzenna, no synthetic lethality small molecule inhibitor therapeutics have been approved to date by the FDA or other regulatory authorities. Adverse events in future clinical trials of our product candidates or in clinical trials of other similar products and the resulting publicity, as well as any other adverse events in the field of synthetic lethality and DDR, or any adverse events involving other products that are perceived to be similar to DDR, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by healthcare professionals, patients and CROs in our product candidates, difficulties and delays in regulatory clearance or approval for, enrollment of patients in, and conduct of, our clinical trials, and less demand for any product that we may develop. Our pipeline of product candidates could result in a greater quantity of reportable adverse events or other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delays or holds by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our product development programs, as well as our business as a whole.

In addition, responses by U.S. federal or foreign governments to adverse events or negative public perception may result in new legislation or regulations that could limit our ability to develop any product candidates or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects, and may delay or impair the development of our product candidates and commercialization of any approved products or demand for any products we may develop.

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

In general, our clinical trials of ATRN-119 will include cancer patients who are very sick and whose health is deteriorating. We expect that patients may experience adverse events, serious adverse events or may die during their participation in our future clinical trials for ATRN-119 or other product candidates. Because ATRN-119 has not yet been studied in clinical studies involving humans, we cannot predict with certainty what adverse events may occur in our clinical trials. Any adverse events, serious adverse events, or deaths occurring in our clinical trials, whether related to our product candidates or not, could affect perceptions relating to our product candidates. In addition, our clinical trials of eprenetapopt include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of eprenetapopt and our other product candidates will include similar patients with deteriorating health. Multiple patients in our trials have experienced adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness, fatigue, and neutropenia. Some patients in our trials have experienced serious adverse events. The most common serious adverse events include febrile neutropenia, pneumonia, sepsis, and pyrexia.

In addition, if any of our product candidates are associated with adverse events or undesirable side effects or have properties that are unexpected, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. We, or any future collaborators, may abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, results of operations, financial condition and prospects significantly.

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

In addition, in the event that an adverse safety issue, clinical hold, or other adverse finding occurs in one of our clinical trials, that event could adversely affect any other clinical trials for the same product candidate. Moreover, there is a relatively limited safety data set for product candidates with the same mechanism of action as ATRN-119 or our other product candidates. An adverse safety issue or other adverse finding in a clinical trial conducted by a third party with a similar mechanism of action could adversely affect clinical trials involving ATRN-119 or our other product candidates.

Further, our product candidates may not be approved even if they achieve their primary endpoints in clinical trials, including registration trials. The FDA or comparable foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or comparable foreign regulatory authorities. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. In addition, the FDA or other comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our clinical trials of eprenetapopt, do not necessarily predict final results. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, due to the results of our pivotal Phase 3 MDS trial, FDA feedback and the costs of continuing our p53 reactivator programs, we shifted our primary focus to ATRN-119. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. We face competition with respect to ATRN-119, eprenetapopt, and our other product candidates, and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

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

We are developing ATRN-119, which is an orally bioavailable small molecule product candidate that targets Ataxia Telangiectasia and Rad3-related (“ATR”) protein within the DNA damage response pathway. We are aware of other product candidates that are in clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates in clinical development being tested by Artios Pharma Ltd., AstraZeneca Plc, Bayer AG, IMPACT Therapeutics, Inc., and Repare Therapeutics, Inc., among others. If ATRN-119 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action.

Our business and operations would suffer in the event of IT system failures, cybersecurity attacks, data breaches, or vulnerabilities in our or our third-party vendors’ information security program or defenses.

Our business relies upon information technology systems operated by us and by our third party service providers. These systems may fail or experience operational disruption, experience cybersecurity attacks, or be damaged by computer viruses and unauthorized access. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have developed, and continue to mature our policies and procedures to ensure the security and integrity of our information technology systems and confidential and proprietary information. If we do not continue to mature our cybersecurity defensive technological safeguards, policies and procedures or those safeguards, policies and procedures are insufficient to ensure the protection of our information technology systems and confidential and proprietary information, we may be vulnerable to security breaches or disruptions and system breakdowns or other damage or interruptions, and face legal and reputational risk. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to or store our confidential information. While we endeavor to select providers with reasonable and industry standard information security programs, we are reliant on these third-party vendors’ commitments regarding their information technology systems and cybersecurity programs. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed. While we have not, to our knowledge, experienced any material IT system failures or cybersecurity attacks to date, we frequently must defend against and respond to cybersecurity incidents and attacks and cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, compromises of personal information or confidential commercial information, other operationally significant breaches in our systems or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, business operations, a breach of sensitive personal information or a loss or corruption of critical data assets including trade secrets or other proprietary information. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such IT system failures, cybersecurity attacks or vulnerabilities to our or our third-party vendors’ information security programs or defenses could result in legal liability, reputational damage, business interruption, and our competitive position could be harmed and the further development and commercialization of our products or any future products could be delayed or disrupted. Moreover, containing and remediating any IT system failure, cybersecurity attack or vulnerability may require significant investment of resources. Furthermore, significant security breaches or disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us.

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

The FDA may not approve an ANDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch these generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for our drug competition that our product candidates may face from generic versions of our product candidates could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those product candidates may be substantially limited if our product candidates, if and when approved, are not afforded the appropriate periods of non-patent exclusivity.

Even if we obtain regulatory approval of any product candidate, the approved product may be subject to post-approval studies and will remain subject to ongoing regulatory requirements. If we fail to comply, or if concerns are identified in subsequent studies, our approval could be withdrawn, and our product sales could be suspended.

If we are successful at obtaining regulatory approval for ATRN-119 or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. These trials may reveal side effects or other harmful effects in patients that use our products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post-market studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

An epidemic or pandemic disease outbreak, including the 2019 novel coronavirus (COVID-19), could severely disrupt our operations or the operations of third parties that we depend on, including our single third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, supply chain disruptions due to response to COVID-19 or otherwise could have a material adverse effect on the availability or cost of materials for the active pharmaceutical ingredients, or API for our product candidates. Quarantines, restrictions or bans in travel into and within the countries in which we operate, our manufacturer produces the API for our product candidates or where we conduct our clinical trials could impede, delay, limit or prevent the production or delivery or release of our product candidates to our trial sites, and trial investigators, patients or other critical staff could be restricted from traveling to our trial sites. In addition, some of our clinical sites could slow or cease patient recruitment, patient treatment and/or access to patient data. We had observed a temporary decrease in both patient screening and patient enrollment in 2020 as a result of the COVID-19 pandemic and such decreases may reoccur in the future. Additionally, we and our employees have taken steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business, operations and internal controls. Any or all of these factors could impede, delay, limit or prevent completion of our ongoing clinical trials, or require changes to our ongoing clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business, results of operations, financial conditions and prospects.

While there is significant uncertainty relating to the potential effect of the coronavirus on our business and operations, infections may become more widespread and travel restrictions may worsen, including in the United States, Sweden and other countries where our trials are conducted or the API for our product candidates is manufactured, any of which could have a material adverse effect our business, results of operations, financial conditions and prospects. Additionally, disruptions at the at FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our product candidate or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Given these results, FDA feedback and the costs of continuing the p53 reactivator development programs, we have shifted our primary focus of our activities to the assets acquired in Merger. Advancing eprenetapopt as a novel product to reactivate p53 creates significant challenges for us, including:

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

We currently rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and expect to continue to rely upon third parties to conduct additional clinical trials. We currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our drug development activities.

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

Although we currently plan to retain all commercial rights to our product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of our product candidates. If those collaborations are not successful, the development, marketing and/or commercialization of our product candidates that are the subject of such collaborations would be harmed.

As we further develop our product candidates, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and geographies. Although we currently plan to retain all commercial rights to our product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of our product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

We are currently dependent on a single third party manufacturer for the manufacture of the active pharmaceutical ingredient for our product candidates. This reliance on a single third party increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

The API and drug product for our product candidates is currently manufactured by a single contract manufacturer. Although we may do so in the future, we do not currently have arrangements in place for redundant supply of the API and drug product for our product candidates.

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

We do not currently have arrangements in place for redundant supply of the API of our product candidates. If our current contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

Risks related to our intellectual property

If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates as well as other technologies that are important to our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the patent claims of our patents being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, some of our owned patents and patent applications may in the future be co-owned with third parties. If we do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patents or patent applications or we are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-

owners of our co-owned patents in order to enforce such patents against third parties, and such cooperation may not be provided to us.

Given the amount of time required for the development, testing and regulatory review of new product candidates, which may be extended due to epidemic or pandemic disease outbreaks, such as COVID-19 or other public health situations, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions based on patent exclusivity. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects.

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

Additionally, we sometimes collaborate with academic institutions and clinical research organizations to accelerate our research or development under written agreements with these institutions and organizations. In certain cases, these institutions and organizations may own or jointly own with us inventions that are created under such collaborations and provide us with an option to negotiate a license to any of the institution’s rights in such inventions. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution or organization may offer the intellectual property rights to others, potentially blocking our ability to pursue our program and allowing third parties to compete with us.

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

●

a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its patent rights to us, which it is not required to do;

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain marketing approval to market ATRN-119, which would significantly harm our business, results of operations and prospects. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any collaborators we may have in the future, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

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

In the United States, Congress is also considering updates to the orphan drug provisions of the FDCA in response to a recent 11th Circuit decision. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Regulatory proposals have been made to allow the importation of prescription drugs into the United States that are approved for marketing in Canada, and potentially other countries. If such proposal are implemented, and if any of our product candidates or other similar or equivalent drug products are approved in another ex-US jurisdiction, these regulatory proposals may impact the competition our product may face, if approved. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

We may seek a breakthrough therapy designation for ATRN-119 or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for ATRN-119 or one or more of our other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA, and parts of the NDA may be submitted and reviewed on a rolling basis.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. For example, in June 2022, FDA published a draft guidance document outlining considerations for the Agency in rescinding Breakthrough Therapy designation for products that no longer meet the requirements for that designation.

A fast track designation by the FDA for eprenetapopt, ATRN-119 or any of our product candidates may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. Although we have received a fast track designation for eprenetapopt for the treatment of patients with myelodysplastic syndrome having a TP53 mutation, this does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process for eprenetatopt or for any other product candidates, if any, for which we obtain fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

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

Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include civil monetary penalties of up to (as recently adjusted for inflation) $55,910 per violation, not to exceed approximately $1.68 million per calendar year for each provision of HIPAA that is violated and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in multiple violations, which can lead to significant financial penalties. In addition, numerous breach incidents could lead to possible penalties in excess of $1.68 million. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm.

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

Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Moreover, privacy and cybersecurity laws and regulations are evolving, and may continue to add additional compliance costs and legal risks. For example, the California legislature passed the California Consumer Protection Act (CCPA), which came into effect January 1, 2020. The CCPA requires companies doing business in California to disclose information regarding the collection, use and sharing of a consumer’s personal data, and comply with certain qualified privacy rights requests, including rights to request deletion of or to stop the sale of their personal information. While the CCPA includes certain exemptions for data protected by HIPAA or in certain research contexts, the law covers a wide range of data we may process in other contexts. The CCPA also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance and enforcement actions from the California Attorney General. The California Privacy Rights Act (CPRA), which expands the CCPA, passed in November 2020. The CPRA will, among other things, impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. That rulemaking process is ongoing. Following the CPRA, Virginia, Colorado, Utah and Connecticut have enacted similar, but not completely consistent, comprehensive privacy legislation that will also go into effect in January and July 2023, respectively. Many other states are considering similar legislation in addition to the consideration of comprehensive privacy legislation at the federal level. If passed, such laws will require additional resources to ensure compliance, and may have potentially conflicting requirements that would make compliance challenging.

Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We have policies and procedures in place, and have conducted an independent third-party audit, to support our compliance with all applicable data protection laws and regulations, and are continually improving our data protection program to address compliance risks and evolving requirements. Nevertheless, our efforts to comply with data protection laws and evaluate as well as oversee our third party vendors’ compliance with data protection laws and our contractual requirements may be insufficient to mitigate all data protection risks or compliance obligations, which could result in regulatory scrutiny, legal liability, reputational risk or operational disruption. Failure by us or by our third-party vendors to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we or our third-party vendors have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we or our third-party vendor, as applicable, are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

Risks related to employee matters and managing growth

Our future success depends on our ability to retain our Chairman, our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Senior Vice President and Chief Operating Officer, and our Chief Business Officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Christian S. Schade, our Chairman, Oren Gilad, Ph.D., our President and Chief Executive Officer, Scott M. Coiante, our Senior Vice President and Chief Financial Officer, Gregory A. Korbel, Ph.D., our Senior Vice President and Chief Operating Officer, and Ze’ev Weiss, CPA, B.Sc., our Chief Business Officer, as well as the other principal members of scientific team. Our agreements with Mr. Schade, Mr. Gilad, Mr. Coiante, Dr. Korbel and Mr. Weiss do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. However, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

For U.S. federal income tax purposes, an ownership change will generally occur when the percentage of our stock (by value) owned by one or more “5 percent shareholders” (as defined in the U.S. Internal Revenue Code of 1986, as amended) has increased by more than 50% over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). We anticipate that we will incur losses in the United States in the foreseeable future related to our research and development activities. Due to potential ownership changes under Section 382 of the Code, we may be limited in our ability to realize a tax benefit from the use of our deferred tax assets, whether or not we attain profitability in future years. We believe the Merger likely resulted in an ownership change under Section 382 of the Code, and, accordingly, our net operating losses and other deferred tax assets are subject to limitations.

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

Risks related to our common stock

There is no guarantee that the Merger will increase stockholder value.

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

As of June 30, 2022, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 40.4% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of any of our product candidates;

●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

●	the success of existing or new competitive products or technologies;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	establishment or termination of collaborations for our product candidates or development programs;

●	failure or discontinuation of any of our development programs;

●	results of clinical trials of product candidates of our competitors;

●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our product candidates or development programs;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

●	actual or anticipated changes in estimates as to financial results or development timelines;

●	announcement or expectation of additional financing efforts;

●	sales of our common stock by us, our insiders or other stockholders;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	general economic, industry and market conditions; and

●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2022, we have outstanding 23,401,846 shares of common stock. In addition, 29,466,300 shares of common stock are issuable upon the conversion of preferred stock issued in connection with the Merger.

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

v

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

Other than as previously disclosed, we had no sales of unregistered equity securities during the period covered by these financial statements.

Use of proceeds from registered securities

On October 7, 2019, we completed our IPO, in which we sold 6,516,667 shares of common stock, $0.001 par value per share, which included the exercise in full by the underwriters of their option to purchase an additional 850,000 shares of common stock, at a price to the public of $15.00 per share. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-233662), which was filed with the SEC on September 6, 2019 and amended subsequently and declared effective on October 2, 2019, and Form S-

1MEF, which was filed and declared effective with the SEC on October 2, 2019. The underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC.

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

Through June 30, 2022, we have used approximately $57.7 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit Index

Exhibit
Number	Description of Document

2.1

Agreement and Plan of Merger, dated May 16, 2022 by and among Aprea, ATR Merger Sub I Inc., ATR Merger Sun II LLC and Atrin (1) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 17, 2022)

3.1	Certificate of Designation of Series A Non-Voting Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 17, 2022)

10.1	Form of Registration Rights Agreement, by and among Aprea and certain securityholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2022)

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)

Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Aprea agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Aprea may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2022	Aprea Therapeutics, Inc.

	By:	/s/ Christian S. Schade
Christian S. Schade
Executive Chairman (Principal Executive Officer)

Date: August 12, 2022

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)