Form 10-Q
period 2022-09-30
Aprea Therapeutics, Inc.
filed 2022-11-09
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 52,997,814 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 9, 2022.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to continue to operate as an integrated company subsequent to our acquisition of Atrin Pharmaceuticals Inc.;
●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment and data collection of clinical trials, resulting from the outbreak of the novel coronavirus, COVID-19;
●	the prospects of our product candidates, all of which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of our product candidates;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our planned clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our expectations regarding the timing of initiation of data readout from our clinical trials;
●	market acceptance or commercial success of any product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for our product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of our product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for our product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize our product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with conducting clinical trials, as well as the manufacturing of our product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce our product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	the impact of our proposed Reverse Stock Split, if approved and executed;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report, in Part I and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Aprea Therapeutics, Inc.

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$33,112,601	$53,076,052
Prepaid expenses and other current assets	361,178	3,508,358
Total current assets	33,473,779	56,584,410
Property and equipment, net	12,237	23,870
Right of use lease asset	106,537	185,811
Other noncurrent assets	29,351	29,372
Total assets	$33,621,904	$56,823,463
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,136,064	$1,773,032
Accrued expenses	2,751,524	5,352,996
Lease liability—current	110,551	190,471
Total current liabilities	3,998,139	7,316,499
Lease liability—noncurrent	—	—
Total liabilities	3,998,139	7,316,499
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 128,597 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	2,998,537	—
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 52,237,885 and 21,859,413 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	52,237	21,859
Additional paid-in capital	328,167,899	240,978,439
Accumulated other comprehensive loss	(10,240,645)	(10,358,956)
Accumulated deficit	(291,354,263)	(181,134,378)
Total stockholders’ equity	26,625,228	49,506,964
Total liabilities and stockholders' equity	$33,621,904	$56,823,463

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,117,576	$6,015,616	$15,870,867	$19,433,721
General and administrative	3,082,618	3,414,795	18,849,549	10,183,953
Acquired in-process research and development	—	—	76,020,184	—
Total operating expenses	4,200,194	9,430,411	110,740,600	29,617,674
Other income (expense):
Interest income (expense), net	151,123	(33)	205,585	(1,678)
Foreign currency gain (loss)	24,353	(21,907)	315,130	247,233
Total other income (loss)	175,476	(21,940)	520,715	245,555
Net loss	$(4,024,718)	$(9,452,351)	$(110,219,885)	$(29,372,119)
Other comprehensive loss:
Foreign currency translation	26,161	(207,608)	118,311	(417,438)
Total comprehensive loss	(3,998,557)	(9,659,959)	(110,101,574)	(29,789,557)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.45)	$(4.17)	$(1.39)
Weighted-average common shares outstanding, basic and diluted	34,655,750	21,231,584	26,453,091	21,201,910

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

					Additional	Other		Stockholders’
	Series A Preferred Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balance, December 31, 2020	—	$—	21,186,827	$21,187	$231,418,356	$(10,037,261)	$(144,007,075)	$77,395,207
Exercise of stock options	—	—	—	—	—	—	—	—
Stock‑based compensation	—	—	—	—	1,822,562	—	—	1,822,562
Foreign currency translation	—	—	—	—	—	(402,850)	—	(402,850)
Net loss	—	—	—	—	—	—	(9,668,755)	(9,668,755)
Balance, March 31, 2021	—	$—	21,186,827	$21,187	$233,240,918	$(10,440,111)	$(153,675,830)	$69,146,164

Stock‑based compensation	—	$—	—	—	1,863,498	—	—	1,863,498
Foreign currency translation	—	—	—	—	—	193,020	—	193,020
Net loss	—	—	—	—	—	—	(10,251,013)	(10,251,013)
Balance, June 30, 2021	—	$—	21,186,827	$21,187	$235,104,416	$(10,247,091)	$(163,926,843)	$60,951,669
Exercise of stock options	—	—	93,894	94	86,876	—	—	86,970
Vesting of restricted stock units	—	—	79,419	79	(79)	—	—	—
Stock‑based compensation	—	$—	—	—	2,036,591	—	—	2,036,591
Foreign currency translation	—	—	—	—	—	(207,608)	—	(207,608)
Net loss	—	—	—	—	—	—	(9,452,351)	(9,452,351)
Balance, September 30, 2021	—	—	21,360,140	$21,360	$237,227,804	$(10,454,699)	$(173,379,194)	$53,415,271

Balance, December 31, 2021	—	$—	21,859,413	$21,859	$240,978,439	$(10,358,956)	$(181,134,378)	$49,506,964
Vesting of restricted stock units			114,889	115	(115)	—	—	—
Stock‑based compensation	—	—	—	—	2,084,060	—	—	2,084,060
Foreign currency translation	—	—	—	—	—	(65,505)	—	(65,505)
Net loss	—	—	—	—	—	—	(7,936,693)	(7,936,693)
Balance, March 31, 2022	—	$—	21,974,302	$21,974	$243,062,384	$(10,424,461)	$(189,071,071)	$43,588,826

Issuance of preferred stock upon acquisition of Atrin	2,949,630	$68,777,468	—	$—	$—	$—	$—	$—
Issuance of common stock upon acquisition of Atrin	—	—	1,117,394	1,117	1,328,582	—	—	1,329,699
Value of assumed stock options	—	—	—	—	2,602,850			2,602,850
Vesting of restricted stock units	—	—	310,150	310	(310)	—	—	—
Stock‑based compensation	—	—	—	—	14,801,615	—	—	14,801,615
Foreign currency translation	—	—	—	—	—	157,655	—	157,655
Net loss	—	—	—	—	—	—	(98,258,474)	(98,258,474)
Balance, June 30, 2022	2,949,630	$68,777,468	23,401,846	$23,401	$261,795,121	$(10,266,806)	$(287,329,545)	$(35,777,829)
Issuance of common stock pursuant to at-the-market stock sales, net			625,709	626	583,821	—	—	584,447
Conversion of preferred stock to common stock	(2,821,033)	(65,778,931)	28,210,330	28,210	65,750,721	—	—	65,778,931
Stock‑based compensation			—	—	38,236	—	—	38,236
Foreign currency translation			—	—	—	26,161	—	26,161
Net loss			—	—	—	—	(4,024,718)	(4,024,718)
Balance, September 30, 2022	128,597	$2,998,537	52,237,885	$52,237	$328,167,899	$(10,240,645)	$(291,354,263)	$26,625,228

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(110,219,885)	$(29,372,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	72,523,293	—
Depreciation and amortization	6,788	9,860
Stock‑based compensation	16,923,911	5,722,651
Amortization of right of use lease asset	182,042	195,825
Foreign currency gain	(315,130)	(247,233)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,166,506	2,648,090
Accounts payable	(565,203)	(1,955,231)
Accrued expenses and other liabilities	(2,510,258)	(4,303,808)
Lease liability	(182,688)	(205,427)
Net cash used in operating activities	(20,990,624)	(27,507,392)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	86,970
Proceeds from at-the-market sales of common stock, net	584,447	—
Net cash provided by financing activities	584,447	86,970
Decrease in cash and cash equivalents	(20,406,177)	(27,420,422)
Effect of exchange rate changes on cash	442,726	(168,860)
Cash and cash equivalents—beginning of year	53,076,052	89,017,686
Cash and cash equivalents—end of period	$33,112,601	$61,428,404

Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$113,612	$124,043
Issuance of convertible preferred stock and common stock in connection with acquisition	70,107,167

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

The Company held a stockholders’ meeting on July 28, 2022 where approval of the conversion of the Series A Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) was received. A majority of the Series A Preferred Stockholders elected to convert their Series A Preferred Stock into common stock during the quarter ended September 30, 2022 (see Note 6).

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company believes that the September 30, 2022 cash balance of approximately $33.1 million will be sufficient to fund the Company’s operations through the end of 2023. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine months ended September 30,
	2022	2021
Convertible preferred stock	128,597	—
Options to purchase common stock	9,606,504	4,719,115
Unvested restricted stock units	254,770	399,719
Total shares of common stock equivalents	9,989,871	5,118,834

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Acquisition of Atrin

On May 16, 2022, the Company completed its acquisition of Atrin in accordance with the terms of the Merger Agreement as described in Note 1 – “Nature of business and basis of presentation”. Under the terms of the Merger Agreement, the Company issued 1,117,394 shares of common stock and 2,949,630 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10 shares of Common Stock. A majority of the Series A Preferred Stockholders elected to convert their Series A Preferred Stock into common stock during the quarter ended September 30, 2022 (see Note 6).

The Company concluded the Atrin acquisition was not the acquisition of a business, as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset, ATRN-119.

The Company determined that the cost to acquire the Atrin assets was $76.2 million, based on the fair value of the equity consideration issued and including direct costs of the acquisition of $3.5 million. The net assets acquired in connection with the Atrin acquisition were recorded at their estimated fair values as of May 16, 2022, which is the date the Atrin acquisition was completed. The following table summarizes the net assets acquired based on their estimated fair values as of May 16, 2022:

Acquired IPR&D	$76,020,184
Cash and cash equivalents	2,489,745
Prepaid expenses and other assets	34,579
Accounts payable and accrued liabilities	(2,336,462)
Total Acquisition Value	$76,208,046

The Atrin acquisition was accounted for as an asset acquisition as Atrin was not considered to be a business under ASC 805 or SEC Rule 11-01(d). In the estimation of fair value of the asset purchase consideration, the Company used the carrying value of the cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D. Since Atrin was in preclinical development and no clinical trials had commenced at the time of the acquisition, the cost attributable to the IPR&D was expensed in the Company’s consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022, as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP.

As a result of the Atrin acquisition, the Company announced in May 2022 it was closing its research facility in Sweden and reducing its related workforce in Sweden. The closure of the Swedish research facility and the reduction in workforce resulted in total expenses for employee severance and employee benefits of approximately $1.1 million, of which was recorded as of May 16, 2022. As of September 30, 2022, the remaining liability is approximately $0.4 million.

In connection with the Atrin acquisition, a non-transferable contingent value right (a “CVR”) was distributed to the Aprea stockholders of record as of the close of business on May 13, 2022. Holders of the CVR will be entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy assets in the 2 year period following the closing of the transaction. The CVR had a deminimus value as of May 16, 2022 and September 30, 2022.

4. Leases

The Company is party to operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for three and nine months ended September 30, 2022 was $77,022 and $236,738,

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

respectively. Rent expense for the three and nine months ended September 30, 2021 was $81,657 and $257,744, respectively.

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

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,		Nine months ended September 30,
Lease Cost	2022	2021	2022	2021
Operating lease cost	$61,248	$59,700	$182,042	$176,104
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$64,056	$64,056	$192,169	$191,022
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$124,043	$123,786	$124,043
Weighted average remaining lease term (years)	0.25-0.75	0.75-1.25	0.25-0.75	0.75-1.25
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%

Future lease payments under noncancelable leases are as follows at September 30, 2022:

Operating
Future Lease Payments	Leases
2022	$58,742
2023	53,224
Total Lease Payments	$111,966
Less: Imputed Interest	(1,415)
Total Lease Liabilities	$110,551

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

5. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Professional fees	$75,196	$247,123
Compensation and benefits	1,572,350	1,418,309
Research and development	731,638	3,504,375
Other	372,340	183,189
Total accrued expenses	$2,751,524	$5,352,996

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Conversion of Series A Preferred Stock

As discussed in Note 1 and Note 3, the Company issued to the shareholders of Atrin 2,949,630 shares of Series A Preferred Stock as partial consideration of the Atrin acquisition. Each share of Series A Preferred Stock is convertible into 10 shares of common stock. The Company held a stockholders’ meeting on July 28, 2022 where approval of the conversion of the Series A Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) was received. As of September 30, 2022, a total of 2,821,033 shares of Series A Preferred Stock was converted into 28,210,330 shares of common stock. As of September 30, 2022, a total of 128,597 shares of Series A Preferred Stock remained outstanding.

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (“ATM”) offering program and the Company filed a Prospectus Supplement dated September 2, 2022, for the sale of up to $14,744,728 of shares of the Company’s common stock pursuant to its ATM offering program. The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold in connection with the ATM offering program. During the three and nine months ended September 30, 2022, the Company issued and sold 625,709 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.6 million. The Company did not sell any stock under the ATM offering program during the three and nine months ended September 30, 2021.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $38,236, and $16,923,911 for the three and nine months ended September 30, 2022, respectively. The company recorded compensation expense of $2,036,591 and $5,722,651 for the three and nine months ended September 30, 2021, respectively.

7. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2022 and 2021. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

Realization of the future tax benefits is dependent on may factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the U.S. Internal Revenue Code and

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2022 and December 31, 2021, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2022 and 2021.

8. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2022, the Company has not recorded a provision for any contingent losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, on our Quarterly Report for the period ended June 30, 2022 and in our Annual Report on Form 10-K for the year ended December 31, 2021, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Prior to the acquisition of Atrin, we were engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. In December 2020, we announced that our pivotal Phase 3 myelodysplastic syndromes trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the APR-246 development program, we shifted the primary focus of our activities to the assets acquired in the May 16, 2022 acquisition of Atrin Pharmaceuticals Inc., or Atrin, a privately held company focused on developing next-generation cancer therapeutics that regulate the DDR, including the ATRN-119 and ATRN-W1051 programs. Following the acquisition of Atrin, the Company’s primary focus is the discovery and development of proprietary molecules targeting DDR pathways in oncology through synthetic lethality. This focus leverages Atrin’s development of a proprietary discovery platform to interrogate DDR pathways that may enable identification of both potential novel DDR targets for future development and potential biomarkers for enhanced sensitivity and patient selection in clinical trials. The acquisition of Atrin was the result of thorough evaluation of strategic options, which commenced in the fourth quarter of 2021. We believe the acquisition represents a potential opportunity to create long-term value for our stockholders.

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

We have developed an orally bioavailable, highly potent and selective macrocyclic small molecule inhibitor of ATR (ATRN-119) that has the potential to have less toxicity to normal tissues while continuing to capitalize on cancer vulnerabilities due to oncogenic stress and DDR pathway defects. We are conducting a Phase 1 clinical trial to evaluate ATRN-119 monotherapy in cancer patients with defined genetic mutations. This trial was activated and opened for enrollment in the third quarter of 2022 and we expect to open 1-2 additional sites in the fourth quarter of 2022.

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

We have discovered and initiated development of an orally bioavailable, highly potent and selective small molecule WEE1 inhibitor, ATRN-W1051, that is distinct from other WEE1 inhibitors based on its potentially superior pharmacokinetic properties and selectivity regarding common off-targets (PLK1/2/3). ATRN-W1051 is currently in preclinical development, and we anticipate commencing IND-enabling studies in the fourth quarter of 2022.

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

Corporate Background

Aprea Therapeutics AB, or Aprea AB, was originally incorporated in 2002 and commenced principal operations in 2006. We incorporated Aprea Therapeutics, Inc. (the “Company”) in May 2019. In September 2019 we completed a corporate reorganization and, as a result, all of the issued and outstanding stock of Aprea AB was exchanged for common stock, preferred stock or options, as applicable, of the Company As a result of such transactions, Aprea AB became a wholly-

owned subsidiary of the Company. On May 16, 2022 we completed the acquisition of Atrin as more fully described below.

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through private placements of preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through September 30, 2022, we had received net proceeds of approximately $226.2 million from our sales of preferred and common stock.

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

Through September 30, 2022, a total of 2,821,033 shares of Series A Preferred Stock were converted into 28,210,330 shares of common stock. As of September 30, 2022, a total of 128,597 shares of Series A Preferred Stock remained outstanding.

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $4.0 million and $110.2 million for the three and nine months ended September 30, 2022, respectively, $9.5 million and $29.4 million for the three and nine months ended September 30, 2021, respectively and $37.1 million, $53.5 million and $28.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of September 30, 2022, we had an accumulated deficit of $291.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations and the acquisition of in process research and development associated with the acquisition of Atrin. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of September 30, 2022, we had cash and cash equivalents of $33.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

There are many uncertainties regarding the COVID-19 pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our clinical trials, employees, suppliers, vendors and business partners. While the pandemic did not materially affect our financial results and business operations for the three and nine months ended September 30, 2022, we are unable to predict the impact that COVID-19 will have on our financial position and operating results at this time due to numerous uncertainties such as the duration and spread of the outbreak. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations if necessary.

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

Other income and expense

Interest income and expense

Interest income consists of income earned on our cash and cash equivalents. Interest expense consists of the interest component associated with our facility leases. Our interest income initially increased as our cash and cash equivalents were higher due to the cash proceeds received from our IPO. Such interest income is subsequently decreasing as (i) our cash balance decreases as we continue to fund operations and (ii) a change in interest rates.

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

We may remain classified as an EGC until the end of the fiscal year in which the fifth anniversary of our IPO occurs, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last trading day of the second quarter before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$1,117,576	$6,015,616	$(4,898,040)
General and administrative	3,082,618	3,414,795	(332,177)
Total operating expenses	4,200,194	9,430,411	(5,230,217)
Other income (expense):
Interest expense	151,123	(33)	151,156
Foreign currency gain	24,353	(21,907)	46,260
Total other income (expense)	175,476	(21,940)	197,416
Net loss	$(4,024,718)	$(9,452,351)	$5,427,633

Research and development expenses

	Three Months Ended September 30,
	2022	2021	Change
APR-246	$57,885	$3,378,188	$(3,320,303)
ATRN-119	396,608	—	396,608
Other early-stage development programs	137,662	1,067,960	(930,298)
Unallocated research and development expenses	525,421	1,569,468	(1,044,047)
Total research and development expenses	$1,117,576	$6,015,616	$(4,898,040)

Research and development expenses for the three months ended September 30, 2022 were $1.1 million, compared to $6.0 million for the three months ended September 30, 2021. The overall decrease of $4.9 million was primarily due to the overall activity in connection with the wrap up and close out of the clinical trials of eprenetapopt as follows:

●	a decrease of $1.4 million related to the close out of our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS;
●	a decrease of $0.7 million related to the close out of our Phase 1/2 solid tumor trial;
●	a decrease of $0.7 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin acquisition which occurred in the second quarter of 2022.
●	a decrease of $0.4 million in pre-clinical development activities;
●	a decrease of $0.3 million related to the close out of our Phase 2 post-transplant MDS/AML clinical trial;
●	a decrease of $0.2 million related to the close out of our Phase 1 AML clinical trial;
●	a decrease of $0.2 million related to the close out of our Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies;
●	a decrease of $0.2 million related to the close out of our Phase 1 dose-escalation clinical trial of APR-548, a next generation p53 reactivator;

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 were $3.1 million, compared to $3.4 million for the three months ended September 30, 2021. The decrease of $0.3 million was primarily related to

●	a decrease of $1.3 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin acquisition which occurred in the second quarter of 2022.

The above decrease was offset, in part by the following:

●	an increase in professional of $0.6 million primarily associated with post acquisition activities.

Other income and expense

Foreign currency gain for the three months ended September 30, 2022 was $24,353 compared to a foreign currency loss of $21,907 for the three months ended September 30, 2021. The change in the foreign currency of $46,260 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Interest income, net for the three months ended September 30, 2022 consisted of interest income on our cash and cash equivalents, offset in part, by interest expense associated with our facility leases. Interest expense, net for the three months ended September 30, 2021 consisted of interest expense associated with our facility leases, offset in part, by interest income on our cash and cash equivalents.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine months ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$15,870,867	$19,433,721	$(3,562,854)
General and administrative	18,849,549	10,183,953	8,665,596
Acquired in-process research and development	76,020,184	—	76,020,184
Total operating expenses	110,740,600	29,617,674	81,122,926
Other income (expense):
Interest expense	205,585	(1,678)	207,263
Foreign currency gain	315,130	247,233	67,897
Total other income (expense)	520,715	245,555	275,160
Net loss	$(110,219,885)	$(29,372,119)	$(80,847,766)

Research and development expenses

	Nine months ended September 30,
	2022	2021	Change
APR-246	$4,538,350	$10,843,510	$(6,305,160)
ATRN-119	415,916	—	415,916
Other early-stage development programs	1,171,987	3,493,027	(2,321,040)
Unallocated research and development expenses	9,744,614	5,097,184	4,647,430
Total research and development expenses	$15,870,867	$19,433,721	$(3,562,854)

Research and development expenses for the nine months ended September 30, 2022 were $15.9 million, compared to $19.4 million for the nine months ended September 30, 2021. The overall decrease of $3.5 million was primarily due to the decreased activity in connection with the wrap up of the clinical trials of eprenetapopt as follows:

●	a decrease of $3.2 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin acquisition which occurred in the second quarter of 2022; and
●	a decrease of $0.5 million related to the close out of our Phase 1/2 solid tumor trial;

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2022 were $18.9 million, compared to $10.2 million for the nine months ended September 30, 2021. The increase of $8.7 million was primarily related to:

●	an increase of $7.3 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin acquisition which occurred in the second quarter of 2022; and
●	an increase in professional of $0.8 million primarily associated with post acquisition activities.

Acquired In-process Research and Development (IPR&D) Expense

Acquired IPR&D expense was $76.0 million for the nine months ended September 30, 2022. Acquired IPR&D resulted from the Atrin Acquisition in May 2022 which was accounted for as an asset acquisition. The acquisition cost allocated to acquired IPR&D with no alternative future use was recorded as an expense as of the closing date of the Atrin Acquisition. No acquired IPR&D expense was incurred in the nine months ended September 30, 2021.

Other income and expense

Foreign currency gain for the nine months ended September 30, 2022 was $0.3 million compared to a foreign currency gain of $0.2 million the nine months ended September 30, 2021. Interest income, net for the nine months ended September 30, 2022 consisted of interest income on our cash and cash equivalents, offset in part, by interest expense associated with our facility leases. Interest expense, net for the nine months ended September 30, 2021 consisted of interest expense associated with our facility leases, offset in part, by interest earned on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have financed our operations primarily through private placements of our preferred and common stock and the net proceeds received from the initial public offering (IPO) of our common stock. Through September 30, 2022, we had received net proceeds of $226.2 million from our sales of preferred and common stock. As of September 30, 2022, we had cash and cash equivalents of $33.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(20,990,624)	$(27,507,392)
Investing activities	—	—
Financing activities	584,447	86,970
Net increase in cash and cash equivalents	$(20,406,177)	$(27,420,422)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $21.0 million for the nine months ended September 30, 2022 compared to $27.5 million for the nine months ended September 30, 2021. The decrease in cash used in operating activities of $6.5 million was primarily attributable to an increase in our net loss of $80.8 million, which was largely due to acquired IPR&D associated with the Atrin acquisition of $76.0 million and a decrease in operating assets and liabilities of $3.7 million, partially offset by an increase in non-cash stock-based compensation of $11.2 million.

Investing activities.

No cash was used in investing activities for the nine months ended September 30, 2022 or 2021.

Financing activities.

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2022 compared to $0.1 million for the nine months ended September 30, 2021. Cash provided by financing activities for the nine months ended September 30, 2022 was attributable to the net proceeds received from sales of common stock under our ATM program. Cash provided by financing activities for the nine months ended September 30, 2021 represented proceeds received from the exercise of stock options.

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

As of September 30, 2022, we had cash and cash equivalents of $33.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Shelf Registration Statement

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market offering program and we filed a Prospectus Supplement dated September 2, 2022 for the sale of up to $14,744,728 of shares of our common stock pursuant to our ATM offering program. During the three and nine months ended September 30, 2022, the Company issued and sold 625,709 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.6 million. The Company did not sell any stock under the ATM offering program during the three and nine months ended September 30, 2021.

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

Item 3. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of September 30, 2022, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

●	Because we do not anticipate paying any cash dividends on our common stock for the foreseeable future, capital appreciation, if any, of our common stock may be investors’ sole source of gain.

●	Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We cannot assure you that our Proposed Reverse Stock Split will result in an increase of our total market capitalization or our stock price.
●	The Proposed Reverse Stock Split may decrease the total liquidity of our common stock and result in higher transaction costs.
●	Even if the Reverse Stock Split is effected, there can be no assurance that we will continue to meet Nasdaq’s continued listing requirements.

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $4.0 million and $110.2 million for the three and nine months ended September 30, 2022, and $37.1 million, $53.5 million and $28.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our accumulated deficit was $291.4 million and $181.1 million as of September 30, 2022 and December 31, 2021, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that our lead product candidate, ATRN-119, which we acquired in connection with the acquisition of Atrin Pharmaceuticals, Inc. (the “Merger”), will be in clinical development in the second half of 2022. One of our other product candidates, eprenetapopt or APR-246, has been tested in clinical trials for solid tumors and hematologic malignancies. A second generation compound, APR-548, also entered clinical development. However, in connection with our eprenetapopt program, we announced in December 2020 that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the p53 reactivator development programs, we have shifted the primary focus of our activities to the assets acquired in Merger. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We believe that our existing cash and cash equivalents as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

If a drug is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. Although we have received a fast track designation for eprenetapopt for the treatment of patients with myelodysplastic syndrome having a TP53 mutation, this does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process for eprenetapopt or for any other product candidates, if any, for which we obtain fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Risks related to employee matters and managing growth

Our future success depends on our ability to retain our Chairman, our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Senior Vice President and Chief Operating Officer, and our Chief Business Advisor and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Christian S. Schade, our Chairman, Oren Gilad, Ph.D., our President and Chief Executive Officer, Scott M. Coiante, our Senior Vice President and Chief Financial Officer, Gregory A. Korbel, Ph.D., our Senior Vice President and Chief Operating Officer, and Ze’ev Weiss, CPA, B.Sc., our Chief Business Advisor, as well as the other principal members of scientific team. Our agreements with Mr. Schade, Mr. Gilad, Mr. Coiante, Dr. Korbel and Mr. Weiss do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. However, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of September 30, 2022, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 29.0% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant control over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Certain Risks Associated with our proposed Reverse Stock Split

We cannot assure you that our proposed Reverse Stock Split will result in an increase of our total market capitalization or our stock price.

We are holding a special meeting of our stockholders on November 16, 2022 to approve amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio in the range of 1-for-3 and 1-for-20, inclusive (the “Reverse Stock Split”), with the exact ratio to be set within that range at the discretion of our Board of Directors before February 28, 2023 without further approval or authorization of our stockholders and with the Board of Directors able to elect and to abandon such proposed amendment and not effect the Reverse Stock Split authorized by stockholders, in its sole discretion. There can be no assurance that the total market capitalization of our common stock after the implementation of the Reverse Stock Split will be equal to or greater than the total market capitalization before the Reverse Stock Split or that the per share market price of our common stock following the Reverse Stock Split will increase in proportion to the reduction in the number of shares of our common stock outstanding in connection with the Reverse Stock Split. Also, we cannot assure you that the Reverse Stock Split would lead to a sustained increase in the trading price of our common stock. The trading price of our common stock may change due to a variety of other factors, including our ability to successfully accomplish our business goals, market conditions and the market perception of our business. You should also keep in mind that the implementation of the Reverse Stock Split does not have an effect on the actual or intrinsic value of our business or a stockholder’s proportional ownership in our company. However, should the overall value of our common stock decline after the proposed Reverse Stock Split, then the actual or intrinsic value of the shares of our common stock held by you will also proportionately decrease as a result of the overall decline in value.

The proposed Reverse Stock Split may decrease the liquidity of our common stock and result in higher transaction costs.

Further, the liquidity of our common stock may be harmed by the proposed Reverse Stock Split given the reduced number of shares that would be outstanding after the Reverse Stock Split, particularly if the expected increase in stock price as a result of the Reverse Stock Split is not sustained. In addition, the proposed Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting sales. If we effect the Reverse Stock Split, the resulting per-share stock price may nevertheless fail to attract institutional investors and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

Even if the Reverse Stock Split is effected, there can be no assurance that we will continue to meet Nasdaq’s continued listing requirements.

Even if stockholders approve the Reverse Stock Split and the Reverse Stock Split is effected, there is no assurance that the market price per share will remain in excess of $1.00, the minimum bid price requirements by Nasdaq for continued listing, or that the Company would otherwise meet the Nasdaq listing requirements even if the per share market price of the common stock after the Reverse Stock Split meets the minimum bid price requirements. In addition to the minimum bid price deficiency, on August 15, 2022, we received a deficiency letter from Nasdaq notifying us that the Company’s stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Q2 2022 Form 10-Q”) did not satisfy the continued listing requirement under Nasdaq Listing Rule 5450(b)(1)(A), which requires that a listed company’s stockholders’ equity be at least $10.0 million (the “Stockholder Equity Requirement”). As reported in the Q2 2022 Form 10-Q, the Company had a net stockholders’ deficit of approximately $35.8 million. The stockholders’ deficit included acquired in-process research and development expense of approximately $76.0 million associated with the Atrin acquisition for the period ended June 30, 2022. In addition, the value of the Company’s Series A Convertible Preferred Stock (approximately $68.8 million, as of June 30, 2022) was excluded from stockholder’s equity as of June 30, 2022 because it had not yet converted to common stock at that time. The conversion of the Series A Convertible Preferred Stock into shares of common stock was approved by the Company’s stockholders at the Company’s annual meeting on July 28, 2022. Through October 20, 2022, holders of Series A Preferred Stock representing approximately 97.73% of the outstanding Series A Preferred Stock had elected to convert their Series A Preferred Stock into Common Stock. We believe the Stockholder Equity Requirement deficiency may likely be resolved with the conversion of the Series A Convertible Preferred Stock into shares of common stock.

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

Through September 30, 2022, we have used approximately $58.8 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus.

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

Date: November 9, 2022	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022

	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)