Form 10-K
period 2022-12-31
Aprea Therapeutics, Inc.
filed 2023-03-30
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 001-39069

Aprea Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-2246769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3805 Old Easton Road	18902
Doylestown, Pennsylvania	(Zip code)
(Address of principal executive offices)

(617) 463-9385

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of exchange
Title of each class	Trading Symbol	on which registered:
Common stock, par value $0.001 per share	APRE	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $14.0 million.

There were 3,731,570 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Aprea Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-K and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned clinical trials, including for ATRN-119, our ongoing and planned IND-enabling studies, including for ATRN-1051, our ongoing and planned development, prospects for commercialization, and market uptake of our potential product candidates, the strength and breadth of our intellectual property, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include

●	our ability to continue to operate as an integrated company subsequent to our acquisition of Atrin Pharmaceuticals Inc.;
●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from a public health emergency or pandemic, such as the outbreak of the novel coronavirus, or COVID-19;
●	the prospects of our product candidates, all of which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of our product candidates;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our ongoing and planned clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
●	our expectations regarding the timing of initiation of data readout from our clinical trials;

●	market acceptance or commercial success of any product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for our product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of our product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for our product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize our product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with conducting clinical trials, as well as the manufacturing of our product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce our product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel synthetic lethality-based cancer therapeutics that target DNA damage response (DDR) pathways. Our approach is built upon a platform of integrated discovery technologies to enrich our pipeline with novel targets in synthetic lethality and cancer treatment. Together with our expertise in small molecule drug discovery, we are applying the capabilities of our discovery platform to the development of new precision oncology therapies and the identification of patient populations most likely to benefit.

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

On May 16, 2022, we acquired Atrin Pharmaceuticals Inc. (“Atrin”), in accordance with the terms of the Agreement and Plan of Merger date May 16, 2022 (the “Merger Agreement”), by and among us, ATR Merger Sub I Inc., a Delaware corporation and our wholly owned subsidiary (“First Merger Sub”), ATR Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of Aprea (“Second Merger Sub”) and Atrin. Pursuant to the Merger Agreement, First Merger Sub merged with and into Atrin, pursuant to which Atrin was the surviving corporation and became a wholly owned subsidiary of Aprea (the “First Merger”). Immediately following the First Merger, Atrin merged with and into the second Merger Sub, pursuant to which Second Merger Sub was the surviving entity. The former Atrin business is now our business.

We believe that synthetic lethality has the potential to impact patients’ lives and treatment strategies for a wide range of cancer types. We aspire to become a leader in this emerging field and are establishing a pipeline of clinical and preclinical programs that we believe may have broad application to cancer treatment.

Our most advanced synthetic lethality product candidate is ATRN-119, a clinical-stage small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR, a kinase that plays a critical role in DDR. ATR is one of several key regulators of the response to defective DNA replication and DNA damage, which occurs more commonly in cancer cells than in normal cells. We are enrolling patients into a Phase 1/2a clinical trial to evaluate ATRN-119 under an investigational new drug application, or IND. Patients with advanced solid tumors having mutations in defined DDR-related genes are currently being enrolled into the Phase 1 dose escalation part of the trial. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily schedule. We anticipate ATRN-119 tolerability and pharmacokinetic data from Phase 1 to be available in the first quarter of 2024.

We have several additional, wholly owned preclinical synthetic lethality programs. We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is ATRN-1051, and we anticipate filing of an IND for ATRN-1051 by the end of 2023. In addition, we have a preclinical research program directed at a second-generation ATR inhibitor, ATRN-354. Finally, we also have an early preclinical research program, which is aimed at identification of novel inhibitors of a distinct protein involved in DDR.

In addition to development of these drugs as single agents, we are evaluating potential expansion opportunities for our product candidates through preclinical studies, including combination with poly (ADP-ribose) polymerase inhibitors, or PARPi, where we believe a combination of therapeutic agents may enhance synthetic lethality. We are also evaluating combination opportunities within our pipeline, including research on the combination of ATRN-119 and ATRN-1051 that is supported by a Phase II SBIR grant from the National Cancer Institute.

Prior to the acquisition of Atrin, we were engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. Our lead product candidate was APR-246, or eprenetapopt. Following our failed pivotal Phase 3 trial in December 2020, we engaged in a thorough evaluation of strategic options leading to the acquisition of Atrin and shifting our focus to the Atrin assets. We do not currently have any ongoing or planned preclinical studies or clinical trials involving our reactivators of mutant p53 and our primary focus is on the discovery and development of molecules targeting DDR pathways in oncology through synthetic lethality.

We have assembled a team with extensive experience in the discovery, development and commercialization of oncology drugs to support our mission of developing novel synthetic lethality-based cancer therapeutics.

Our Pipeline

We are applying our discovery platform and drug development capabilities to build a robust pipeline of synthetic lethality-based cancer therapeutics. Our current programs are summarized below. We retain global development and commercialization rights to all of our product candidates.

1)	ATRN-354 timeline and anticipated milestones subject to data from ATRN-119 clinical trial.

Our pipeline includes the clinical-stage asset ATRN-119, an ATR inhibitor that is being evaluated in a Phase 1/2a clinical trial in patients with advanced solid tumors having mutations in defined DDR-related genes. Our DDR-focused synthetic lethality pipeline also includes a WEE1 inhibitor that has entered IND-enabling studies, a preclinical-stage second-generation ATR inhibitor as well as a preclinical research program which is aimed at identification of novel inhibitors of a distinct protein involved in the DDR pathway.

Our strategy

We aspire to be a leader in the emerging field of synthetic lethality-based precision oncology therapeutics. The key elements of our strategy are to:

●	Continue to efficiently develop our clinical-stage product candidate, ATRN-119, an orally bioavailable small molecule inhibitor of ATR. We are currently conducting a Phase 1/2a clinical trial evaluating ATRN-119 in patients with advanced solid tumors having mutations in defined DDR-related genes. We are enrolling patients into the Phase 1 part of this clinical trial. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily schedule. Once we have selected a dose of ATRN-119 from the Phase 1 part we plan to enroll additional patients into a Phase 2a part of the clinical trial to assess preliminary efficacy.
●	Advance our preclinical pipeline of small molecule product candidates, including ATRN-1051, an orally bioavailable small molecule inhibitor of WEE1, into clinical development. Our synthetic lethality pipeline includes several preclinical research programs, including our WEE1 and second-generation ATR programs.

We anticipate filing of an IND with FDA by the end of 2023. We continue to invest in our early preclinical research efforts to identify novel inhibitors of other DDR-related targets.
●	Expand our precision oncology pipeline, leveraging the capabilities of our discovery platform to identify synthetic lethality targets, associated biomarkers and opportunities for combination therapy regimens. Utilizing our discovery platform, we are continuing our target and biomarker identification activities to both expand our pipeline of synthetic lethality-based product candidates as well as to focus future clinical development in patient populations most likely to benefit. We are also researching opportunities to combine product candidates in our pipeline with other therapies that may enhance synthetic lethality and potentially increase benefit to genetically defined populations of cancer patients.
●	Maximize the commercial opportunity of our product candidates across global markets. We currently retain worldwide development and commercialization rights to all our product candidates. We may elect to selectively evaluate strategic partnership opportunities for our product candidates with partners whose development and commercial capabilities complement our own.

Our Approach

Our approach to the development of novel cancer therapies is based on a powerful biological phenomenon known as synthetic lethality. Synthetic lethality represents an emerging strategy to treat a broad spectrum of cancers that currently lack effective treatments. Our focus is the application of synthetic lethality in the DDR pathway to effect selective killing of cancer cells while sparing normal cells.

Background on Synthetic Lethality

First described in 1922, the concept of synthetic lethality describes biological observations wherein mutations in a pair of genes result in cell death, but mutations in either gene alone do not. Cancer is a genetically driven collection of diseases in which mutations in the genome that allow cells to bypass the normal checks and balances that control cell replication. Frequently, these mutations occur in genes that have critical roles in metabolism and DNA repair. While mutations in such genes may permit cells to survive, it is possible that mutation in a second gene, or loss of function resulting from pharmacologic inhibition, may trigger cancer cell death if the two genes are synthetically lethal.

The first clinical validation of synthetic lethality for cancer treatment was with BRCA1/2 mutations and PARP inhibition. BRCA1 and BRCA2 are proteins with key roles in the repair of DNA double strand breaks (DSBs), one of the most lethal DNA lesions. BRCA1/2 mediate homologous recombination (HR), the major mechanism of DSB repair. When there is loss of function in BRCA1/2 due to mutation, then cells become more dependent on PARP1 to prevent the formation of DSBs. If in this context, PARP1 function is inhibited, then BRCA1/2 mutated cancer cells die. In other words, BRCA1/2 mutation and PARP1 inhibition are synthetically lethal. In contrast, normal cells with functional BRCA1/2 are spared. There are currently four PARP inhibitors approved for the treatment of breast, ovarian and pancreatic tumors with BRCA mutations and other DNA damage repair dysfunction.

Background on DDR

Cells are continuously exposed to endogenous and exogenous stress that can lead to DNA damage. To counter this lethal threat, cells have mechanisms to detect DNA damage, activate the appropriate repair pathway or, if irreparable, induce cell cycle arrest or apoptosis. These DDR processes are vital for cell survival.

Cancer cells rely on various alternative pathways to repair and resist DNA damage and replication stress. Many of these DDR-related genes are mutated across cancers, as loss of the DDR pathway allows cancer cells to rapidly evolve and grow out of control. Notably, functional loss of these pathways also creates a vulnerability in these cancers because mutation or loss of some DDR genes increases reliance on other DDR genes to support continued cancer cell growth. When mutation or loss of function of two DDR genes leads to cell death, the interplay between these genes is synthetic lethality. Importantly, selective targeting of specific members of the DDR pathway represents an attractive potential therapeutic approach for the treatment of cancer. Furthermore, because genes that are mutated in cancers continue to function normally in healthy tissues, this treatment approach can potentially reduce drug-induced toxicity while maintaining anti-cancer activity.

Our Focus on Synthetic Lethality in DDR

ATR Inhibitors in Advanced Solid Tumors

Our most advanced synthetic lethality product candidate is ATRN-119, a clinical stage ATR inhibitor for patients with solid tumors having defined genetic mutations in DDR-related genes.

Ataxia Telangiectasia and Rad3-related (ATR) and Checkpoint Kinase 1 (CHK1) are critical DNA damage response kinases that prevent the collapse of replication forks into DSBs. ATR is one of several key regulators of the response to defective DNA replication and DNA damage, which occurs more commonly in cancer cells than in normal cells.

In response to these cancer-associated genomic insults, ATR is activated to inhibit progression to cellular division and prevent the assembly of the SLX1-SLX4, MUS81-EME1 and XPF-ERCC1 (SMX) endonuclease (DNA cutting) complex. When ATR is inhibited, the SMX complex is inappropriately activated, promoting the cutting of replication forks into DSBs. In association with ATR’s fundamental roles in these replication responses, cells with increased oncogenic stress, p53 mutations and deficiencies in DDR pathways are predicted to have increased sensitivity to ATR inhibition. Accordingly, ATR inhibition is also predicted to sensitize cells to DNA-damaging chemotherapy, radiotherapy, and PARP inhibitor treatments, making ATR inhibitors particularly attractive for the development of novel combination therapies.

We have developed a highly potent and selective macrocyclic inhibitor of ATR, ATRN-119, that has the potential to have less toxicity to normal tissues, while continuing to capitalize on cancer vulnerabilities due to oncogenic stress and DDR pathway defects. ATRN-119 has received FDA IND approval (IND #141317) for a first-in-human clinical trial for cancer patients. Enrollment in this clinical trial was initiated in the first quarter of 2023.

Seven ATR inhibitors in development by third parties have been or are currently being evaluated in clinical trials either as a monotherapy or in combination regimens. We believe that ATRN-119 is potentially differentiated from other ATR inhibitors in its molecular structure and selectivity for ATR versus other members of the phosphatidylinositol 3-kinase-related kinase, or PIKK, family of kinases. In addition, we believe that ATRN-119 may potentially cause less hematologic toxicity compared to other ATR inhibitors.

ATRN-119 is a macrocycle and is structurally dissimilar to the three oral ATR inhibitors for which chemical structures have been disclosed: AZD-6738 (AstraZeneca), BAY1895344 (Bayer), and RP3500 (Repare/Roche). The macrocyclic structure of ATRN-119 was designed to restrict the conformational freedom of the molecule, or ability to rotate freely around certain chemical bonds, which may reduce its ability to bind off-target proteins. Consistent with this hypothesis, ATRN-119 has demonstrated increased selectivity for ATR versus related members of the phosphatidylinositol 3-kinase-related kinase, or PIKK, family of kinases, including: ataxia-telangiectasia mutated (ATM), DNA-dependent protein kinase (DNA-PK) and mammalian target of rapamycin (mTOR). In preclinical studies, we have observed high potency of ATRN-119 for inhibition of ATR, with an IC50 of approximately 4 nM, whereas the IC50 of ATRN-119 is significantly higher for off-target inhibition of ATM (>600-fold), DNA-PK (>2000-fold) and mTOR (>2000-fold). Selectivity for ATR over other kinases, including PIKKs, may potentially limit toxicity from off-target inhibition. Comprehensive head-to-head studies of ATRN-119 versus the oral ATR inhibitors AZD-6738, BAY1895344 and RP3500 have not been conducted, but data for these other ATR inhibitors have been reported in peer-reviewed scientific publications.

ATRN-119 Displays High Selectivity for ATR Versus Related PIKK Kinases

	On Target Cellular IC50 (nM)	Fold Difference in IC50 for Off-Target PIKK Inhibition
	ATR	ATM	DNA-PK	mTOR
Aprea: ATRN-119(1)	4	> 600x	> 2000x	> 2000x
AstraZeneca: AZD-6738(2)	74	> 400x	> 400x	70 – 310x
Bayer: BAY1895344(3)	36	39x	9x	61x
Repare/Roche: RP-3500(4)	0.33	> 20000x	> 20000x	30x

1)	ATRN-119 data from HCT116 – Bcl/XL cell line
2)	Foote et al (2018), J Med Chem
3)	Lücking et al (2020), J Med Chem
4)	Roulston et al (2022), Mol Cancer Ther

Preclinical studies identified an active metabolite, ATRN-157, in dogs receiving oral administration of ATRN-119. In addition, in vitro metabolism studies in dog and human hepatocytes and liver microsomes indicated formation of ATRN-157 in both species. Notably, further characterization demonstrated that potency and selectivity of ATRN-157 was comparable to ATRN-119. The presence and abundance of ATRN-157 will be assessed in parallel with ATRN-119 in our ongoing Phase 1 clinical trial in order to characterize the overall pharmacokinetic profile.

We observed ATRN-119 to have a potentially favorable tolerability profile across our preclinical studies and animal models, which we believe supports advancement of ATRN-119 into clinical trials. As part of our preclinical studies with ATRN-119 we conducted cell line-derived xenograft, or CDX, mouse model studies, using the colon cancer cell line HCT-116 (mutated KRAS, p53 null). In this study we injected female mice (N=4 per group) with tumor cells and waited for tumor volume to reach approximately 150 mm3 before initiating daily administration over a period of 17 days with vehicle administered orally; ATRN-119 administered orally at 100 mg/kg/day; ATRN-157 administered subcutaneously at 20 mg/kg/day; or a competitor ATR inhibitor administered orally at 25 mg/kg/day. In this study, both ATRN-119 and ATRN-157 demonstrated statistically significant tumor growth inhibition as compared to vehicle control, and smaller tumor volume than measured in mice receiving the competitor ATR inhibitor. Body weight loss, as a measurement of tolerability, was negligible across all groups of mice in this study.

ATRN-119 Drives Regression and No Serious Toxicity in KRAS Mutant, p53 Null CDX Model

Data from clinical trials testing the oral ATR inhibitors AZD-6738, BAY1895344 and RP-3500 have been presented and support preclinical observation of synthetic lethality between ATR inhibitors and ATM- and ARID1A-deficient cancers. Additional data from patients with normal ATM expression but who still responded to treatment with AZD-6738 suggest that other mutations may also be synthetic lethal with ATR inhibition. More recently, clinical trial data for RP-3500 demonstrated responses in patients with tumors having mutations in CDK12, RAD51c and BRCA1/2. We believe these data are encouraging and indicate that many additional DDR-related mutations may be synthetic lethal with ATR inhibitors.

While these early clinical results are encouraging, we believe that improvements in the tolerability of ATR inhibitors could provide opportunities to expand the therapeutic window and administer higher doses on a continuous daily dosing schedule to potentially improve response rates and response duration. Hematologic toxicities, specifically all-grade and higher-grade (grade ≥ 3) adverse events of anemia, neutropenia and thrombocytopenia, have been reported with other ATR inhibitors in clinical development. In order to reduce the frequency of these hematologic adverse events, AZD-6738, BAY1895344 and RP-3500 are currently being tested using intermittent dosing schedules. For example, BAY1895344 and RP-3500 are administered on a repeated schedule of 3 days on treatment followed by 4 days off treatment.

We believe that intermittent dosing might be less favorable in decreasing cancer cells rate of proliferation by allowing cell cycles to proceed in the absence of drug target inhibition and that such conditions may contribute to the development of drug resistance. For these reasons, we believe that a continuous ATR inhibitor dosing paradigm may be preferable to intermittent dosing provided the tolerability of the regimen remains acceptable.

A Continuous Dosing Schedule Can Potentially Provide Greater Tumor Growth Inhibition

We conducted an internal, pre-clinical head-to-head tolerability study in male beagle dogs comparing ATRN-119 to a competitor ATR inhibitor. In this study, we administered ATRN-119 at a dose of 20 mg/kg/day for 7 days, followed by 40 mg/kg/day for 7 days and finally 50 mg/kg/day for 7 days. The competitor ATR inhibitor was administered at a clinically-equivalent dose range during 21 days. By day 4 of dosing, the dog receiving the competitor ATR inhibitor exhibited severe reduction in multiple blood cell lineages including reticulocytes. Continued dosing of the competitor ATR inhibitor for three weeks resulted in significant reduction of white blood cells, red blood cells and hemoglobin levels, and was accompanied by severe body weight loss (-15%). For the dog receiving ATRN-119, reduced levels of reticulocytes and neutrophils were noted with prolonged treatment but remained within normal ranges and body weight changes were negligible (-2% to +4%). We believe that these data suggest that ATRN-119 may have less toxicity than the competitor ATR inhibitor.

These data are also consistent with observations in our 28-day GLP toxicology study of ATRN-119 in dogs, in which hematologic changes were of small magnitude and reversible. We believe that the results of our preclinical studies support the testing of daily oral dosing of ATRN-119 in clinical trials.

In January 2023, we enrolled the first patient into our open-label Phase 1/2a clinical trial of ATRN-119 as monotherapy in patients with advanced solid tumors having at least one mutation in a defined panel of DDR-related genes. This panel is a proprietary collection of DDR genes that, when mutated, we believe may be synthetically lethal with ATR inhibition by ATRN-119. In the ongoing monotherapy dose escalation phase (Part 1) of our trial, the primary endpoint is evaluating the tolerability and pharmacokinetics of continuous daily oral dosing of ATRN-119 using a 3+3 trial design in up to approximately 18 patients. A secondary endpoint is evaluating potential initial efficacy. At completion of Part 1 we anticipate identification of a recommended Phase 2 dose that will be used in a Phase 2a cohort expansion (Part 2) to test the tolerability and potential efficacy of ATRN-119 monotherapy in approximately 30 additional patients. An efficacy evaluation is planned to be performed every eight weeks. As of March 1, 2023 we have activated three clinical sites in the United States. We anticipate ATRN-119 tolerability and pharmacokinetic data from Phase 1 to be available in the first quarter of 2024.

Design of Phase 1/2a Clinical Trial Testing ATRN-119 as Monotherapy

In addition to ATRN-119, we are developing a second-generation macrocyclic ATR inhibitor, ATRN-354, with improved potency and pharmacokinetic properties. ATRN-354 is currently in preclinical development.

Opportunities for Combination of ATRN-119 with Other Therapies

Combinations of anti-cancer agents, particularly combinations of synthetic lethality-based therapies such as PARP inhibitors, have the potential to interact synergistically. This synergy can potentially augment efficacy over monotherapy regimens and reduce the risk of drug resistance. In a preclinical study, we evaluated ATRN-119 and the PARP inhibitor olaparib as both monotherapies and a combination therapy in a patient-derived xenograft, or PDX, ovarian cancer mouse model. Mice were first transplanted with patient-derived BRCA2 deficient ovarian cancer tumor material. When tumors grew to approximately 100 mm3 the mice were dosed (N=6-8 per group) with vehicle, olaparib at 50 mg/kg/day, ATRN-119 at 90 mg/kg twice daily, or the combination of the two agents at the same doses and schedules. In this study, ATRN-119 and olaparib monotherapies demonstrated comparable tumor growth inhibition. However, the combination of ATRN-119 + olaparib demonstrated statistically significant tumor growth inhibition compared to either single agent or vehicle control. Body weight loss, as a measurement of tolerability, was negligible in the mice receiving any of these regimens.

ATRN-119 + Olaparib Combination Drives Regression and No Serious Toxicity in BRCA2-deficient PDX Model

We believe that these data are supportive of future clinical trials to evaluate the combination of a PARP inhibitor and ATNR-119. We anticipate potential initiation of a Phase 1 combination study in the fourth quarter of 2023 or first quarter of 2024, pending initial tolerability and pharmacokinetic data from our Phase 1 trial testing ATRN-119 as monotherapy.

WEE1 Inhibitors in Advanced Solid Tumors

We are advancing preclinical research of our WEE1 inhibitor, ATRN-1051, for patients having tumors with increased expression of cyclin E1, or CCNE1, and potentially other genetic and/or molecular signatures.

WEE1 kinase is a key regulator of multiple phases of the cell cycle, most prominently in progression from G1 to S phase and from S/G2 to M phase through inhibitory phosphorylation of CDK2 and CDK1, respectively. Thus, when WEE1 is inhibited, both G1-S and G2-M checkpoints are abrogated, leading to premature S-phase and M-phase entry. Notably, the replication stress caused by cyclin E1, or CCNE1, overexpression is transformed into toxic levels of DSBs and cancer cell death when WEE1 is inhibited. These findings suggest CCNE1 overexpression is a cancer-associated vulnerability that may be capitalized on by WEE1 inhibitors.

Four WEE1 inhibitors in development by third parties have been or are currently being evaluated in clinical trials either as a monotherapy or in combination regimens. We believe that ATRN-1051 is potentially differentiated from other WEE1 inhibitors in its: 1) molecular structure; 2) selectivity for WEE1 versus off-target inhibition of the polo-like kinase, or PLK, family of kinases; and 3) potentially superior pharmacokinetic properties. Of the WEE1 inhibitors being developed by other companies, only the structures of ZN-c3 (Zentalis) and AZD-1775 (AstraZeneca) have been disclosed. The structures of ZN-c3 and AZD-1775 are similar, differing only in one region of the molecules. In contrast, the structure of ATRN-1051 is not similar to either of these other two product candidates.

In preclinical biochemical studies, we have observed high potency of ATRN-1051 for inhibition of WEE1, with an IC50 of approximately 2.2 nM; however, even when tested at a very high relative concentration of 1 μM, ATRN-1051 did not appreciably inhibit PLK1 (17%), PLK2 (33%) or PLK3 (12%). We believe that this high selectivity for WEE1 over PLK1/2/3 is an important differentiating attribute of ATRN-1051 versus other WEE1 inhibitors in development. Head-to-head studies of ATRN-1051 versus the oral WEE1 inhibitors ZN-c3 and AZD-1775 have not been conducted; however, data for the ZN-c3 and AZD-1775 have been previously published and indicate similar PLK inhibition potential to each other, but this inhibition is higher than that caused by ATRN-1051.

ATRN-1051 Displays High Selectivity for WEE1 Versus PLK Kinases

	On Target IC50 (nM)	Off-Target Inhibition of PLKs at 1 μM (%)
	WEE1	PLK1	PLK2	PLK3
Aprea: ATRN-1051	2.2	17	33	12
Zentalis: ZN-c3(1)	3.8	79	96	92
AstraZeneca: AZD-1775(1)(2)	3.9	70	101	91

1)	Huang et al, (2021) J Med Chem
2)	AstraZeneca announced in July 2022 the discontinuation of development of AZD-1775

We believe that CCNE1 gene amplification or high cyclin E protein expression is a potential biomarker for our WEE1 inhibitor. Overexpression of cyclin E protein can drive cells into S-phase prematurely, resulting in replicative stress that may be synthetically lethal with WEE1 inhibition. We are conducting research to expand our list of proprietary potential biomarkers for WEE1 inhibition that could increase potential market opportunities for ATRN-1051, if approved.

As part of our preclinical studies with ATRN-1051 we conducted a CDX mouse model study using the CCNE1-amplified ovarian cancer cell line OVCAR3. In this study we injected female mice (N=7 per group) with tumor cells and waited for tumor volume to reach approximately 150 mm3 before initiating daily administration over a period of 28 days with vehicle administered orally or an exploratory formulation of ATRN-1051 administered orally at 30 mg/kg/day. In this model we observed nearly complete tumor growth inhibition when ATRN-1051 was administered at 30 mg/kg/day.

ATRN-1051 Exhibits Strong Tumor Control in CCNE1-Overexpressing CDX Model

In preclinical studies conducted in mice, ATRN-1051 has also demonstrated potentially favorable pharmacokinetic properties as assessed by the area under the curve, or AUC, a commonly used measure of drug exposure. Head-to-head studies of ATRN-1051 versus the oral ZN-c3 and AZD-1775 have not been conducted; however, data for the ZN-c3 and AZD-1775 have been previously disclosed by Zentalis and suggest ATRN-1051 may have potentially advantageous drug exposure. Exploratory studies are underway to assess potential optimization of ATRN-1051 formulation as well as dose range finding and tolerability studies in rats and dogs to support an IND-enabling package.

ATRN-1051 Exhibits Potentially Favorable Pharmacokinetic Properties

	Aprea ATRN-1051 (1)	Zentalis ZN-c3 (2)			AstraZeneca AZD-1775 (2)
Dose, mg/kg/day	10	20	40	80	20	40	80
Cmax, ng/mL	1460	1167	1997	5100	635	2460	4703
Tmax, hr	2.7	1	1	1	1	1	1
AUC0-24, ng*hr/mL	16739	4863	17088	39722	1494	6313	13408

(1)	Data from an exploratory formulation of ATRN-1051 administered to fasted Balb/c mice
(2)	Data from study in A-427 NSCLC xenograft model as reported in Zentalis Corporate Overview, March 2022

Based on the preclinical profile of ATRN-1051, we have commenced IND-enabling studies and anticipate filing of an IND with FDA by the end of 2023.

Inhibitors of Other DDR Targets

We have initiated an early preclinical research program, APRE-DDRi, to identify small molecule inhibitors of a distinct DDR target for patients with solid tumors characterized by various cancer-associated mutations.

Platform of Integrated Discovery Technologies for Synthetic Lethality and Biomarker Discovery

Our development pipeline is based on our discovery platforms and a rationally designed series of molecules. We have developed highly selective small molecule regulators of DDR proteins that may play fundamental roles in these response pathways.

Our drug discovery and development processes integrate three unique platforms: Repli-Biom, ATRIZE™ and SCET™. These integrated technologies provide us with the opportunity to enrich our pipeline with potentially novel targets in synthetic lethality and cancer treatment. In addition, by utilizing our integrated technologies we have identified cancer-associated gene alterations that may lead to increased sensitivity to our DDR inhibitors and may provide future opportunities for improved efficacy and tolerability in cancer treatment.

Repli-Biom

Repli-Biom is designed to identify proteins that cancer cells use to resist the effects of drug treatment. This integrated proteomic, genomic and machine learning approach is designed to identify response factors that both participate in the molecular response to drug treatment and are highly mutated in cancers.

Absence of these resistance factors predicts sensitivity to drug treatment, thus potentially promoting durable drug responses. In addition, this approach is being used to identify combination therapy approaches and new drug targets to advance our drug development programs. Thus, we believe that Repli-Biom has the potential to identify candidate biomarkers of therapeutic benefit to our product candidates as well as novel synthetic lethality targets.

ATRIZE

ATRIZE is an innovative, high-throughput system designed to detect disruption of DNA synthesis and DDR activation, and thus is potentially ideal for screening DDR inhibitors. ATRIZE may reduce the time required to discover active drug candidates and optimize their design for precision cancer therapy.

SCET

SCET is a medicinal chemistry cyclization approach to generate highly potent and selective enzyme inhibitors. The SCET approach enables the design and synthesis of novel conformationally constrained drug candidates with potentially higher affinity and specificity for the target enzyme. By utilizing this approach, we believe that we have developed highly potent and specific anticancer drug candidates with decreased off-target activities.

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for certain preclinical studies and clinical trial materials, including raw materials and consumables necessary for their manufacture, consistent with applicable cGMP requirements. We intend to continue to contract for these materials in the future, including commercial manufacture if our product candidates receive marketing approval. We do not own or operate cGMP manufacturing facilities, nor do we currently plan to build our own cGMP manufacturing capabilities for the production of our product candidates for clinical or commercial use.

Although we rely upon contract manufacturers for the manufacture of our product candidates for IND-enabling trials and clinical trials, we have personnel and consultants who oversee our contract manufacturers. In the future, we may also rely upon collaboration partners, in addition to contract manufacturers, for the manufacture of our product candidates or any products for which we obtain marketing approval.

Currently, we have agreements with two contract manufacturers for the manufacture of ATRN-119 active pharmaceutical ingredient, or API, and drug product. We currently have agreements with a single contract manufacturer for ATRN-1051. We believe that these third parties have sufficient capacity to meet our current demand and, in the event they fail to meet our demand, we believe that adequate alternative sources for the supply of materials for our product candidates exist.

We expect that one or more of our current contract manufacturers will have capacity to support commercial scale production but we do not have any formal agreements in place at this time given our early stage of development. If needed, we believe we can identify and establish agreements with additional contract manufacturers to provide API as well as drug product. We intend to identify and qualify additional manufacturers to provide the API and other services prior to seeking marketing approval for any of our product candidates.

All of our product candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry underlying our product candidates appears amenable to scale-up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

With respect to our lead product candidate, ATRN-119, and our second-generation product candidate, ATRN-354, several companies are developing ATR inhibitors, including Antengene, Artios Pharma, AstraZeneca, Bayer, IMPACT Therapeutics, Merck Serono and Repare Therapeutics. Several of these companies are conducting clinical trials with their ATR inhibitors as monotherapy and/or in combination with other chemotherapies and targeted agents.

With respect to our WEE1 inhibitor product candidate, ATRN-1051, several companies are developing WEE1 inhibitors, including Debiopharm, IMPACT Therapeutics, Schrodinger and Zentalis Pharmaceuticals. Several of these companies are conducting clinical trials with their WEE1 inhibitors as monotherapy and/or in combination with other chemotherapies and targeted agents. AstraZeneca was previously developing a clinical-stage WEE1 inhibitor but reported discontinuation of further development in July 2022.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover claims directed to composition of matter, methods-of-use, formulations, and manufacturing processes for our product candidates, as well as other inventions that are important to our business.

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

We may seek to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment, diagnostics, and additional compounds and their derivatives. Specifically, we have sought and will continue to seek patent protection in the United States and internationally for novel compositions of matter covering the compounds of our product candidates, the chemistries and processes for manufacturing these compounds, and the use of these compounds in a variety of therapies. The chemical structure of eprenetapopt is in the public domain. Accordingly, we do not own or license any composition of matter patents claiming the compound of eprenetapopt and will not in the future own or license any composition of matter patents claiming the chemical structure of eprenetapopt as described in the public domain.

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

Patent portfolio

As of December 31, 2022, our exclusively owned patent portfolio is comprised of approximately 7 distinct patent families, protecting our technology across our pipeline. Excluding applications that we are not currently prosecuting, our portfolio consists of 6 issued U.S. patents, approximately 3 pending U.S. applications, 1 international (PCT) patent applications, approximately 105 foreign issued patents and approximately 17 pending foreign patent applications. The claims of these owned patents and patent applications are directed toward various aspects of our product candidates and research programs.

As of December 31, 2022, the portion of our portfolio for DDR inhibitors, including our ATR and WEE1 programs, consists of 4 issued U.S. patents, 2 U.S. patent applications, 5 pending non-U.S. patent applications, and 15 non-U.S. patents. The claims of these owned patents and patent applications are directed toward composition of matter, pharmaceutical compositions and methods of use. The granted patents and pending applications, if issued, in this family are expected to expire between 2035 and 2042, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of December 31, 2022, the portion of our portfolio for p53 reactivators, including eprenetapopt, consists of 2 issued U.S. patents, 1 pending U.S. application, 1 international (PCT) patent application, approximately 90 foreign issued patents and approximately 12 pending foreign patent applications. The claims of these owned patents and patent applications are directed toward composition of matter for product candidates other than eprenetapopt, drug product formulations and methods of use. The granted patents and pending applications, if issued, in this family are expected to expire between 2025 and 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product candidate or disease. A clinical hold may occur at any time during the life of an IND and may affect one or more specific trials or all trials conducted under the IND. The testing and approval process requires substantial time, effort, and financial resources.

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

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, as well as amendments to previously submitted clinical trials. Further, an independent IRB for each institution participating in the clinical trial must review and approve the plan for any clinical trial, its informed consent form, and other communications to study subjects before the clinical trial commences at that site. The IRB must continue to oversee the clinical trial while it is being conducted, including any changes to the study plans.

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

Regulatory authorities, an IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements, or if the drug has been associated with unexpected serious harm to subjects. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from several alternative sources, including investigator-initiated trials that are not sponsored by company. Under federal law, the submission of NDAs requiring clinical data is additionally subject to an application user fee, which for federal fiscal year 2023 is $3,242,023. The sponsor of an approved NDA is also subject to annual program fees, which for fiscal year 2023 are $393,933 per eligible product.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on responding to requests for expanded access. Furthermore, fast track designation, breakthrough therapy designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

The FDA’s decision on an NDA

The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontracts, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs.

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under Prescription Drug User Fee Act, or PDUFA, the FDA has set the review goal of 10 months from the 60-day filing date to complete its initial review of a standard NDA for a new molecular entity, or NME, and make a decision on the application. For priority review applications, the FDA has set the review goal of reviewing NME NDAs within six months of the 60-day filing date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal and the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding the submission during the review period that amends the original application.

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

In addition, under the Pediatric Research Equity Act, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements

Post-approval requirements

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

Failure to comply with any of the FDA’s requirements could result in significant adverse enforcement actions. These include a variety of administrative or judicial sanctions, such as refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, debarment, injunctions, fines, consent decrees, corporate integrity agreements, refusals of government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment. It is also possible that failure to comply with the FDA’s requirements relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. Any of these sanctions could result in adverse publicity, among other adverse consequences.

U.S. Marketing Exclusivity

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

In September 2021, the United States Court of Appeals for the Eleventh Circuit decided in Catalyst Pharmaceuticals, Inc. v. FDA that the FDA’s interpretation of orphan drug exclusivity “for the same drug for the same disease or condition” as meaning the same “use or indication” was inappropriately narrow. This decision had the potential to significantly broaden the scope of orphan drug exclusivity for drugs that receive marketing approval for orphan indications that are narrower than their orphan-designated conditions in the United States. On January 24, 2023, the FDA issued a statement to address the uncertainty created by the circuit court’s decision in Catalyst. This notification announced that, at this time, in matters beyond the scope of that court order (i.e., ordering the FDA to set aside its approval of the specific drug at issue), the FDA intends to continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We cannot guarantee which rules and interpretations will be governing going forward in different situations, that the FDA will maintain this current position, or that other judicial actions will not impact the FDA’s application of the Orphan Drug Act.

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

Regulations outside the United States

We will be subject to similar foreign laws and regulations concerning the development of our product candidates outside of the United States in the future.

Coverage and reimbursement

Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for the procedures utilizing our product candidates, performed by health care providers, once approved, will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which procedures, and the products utilized in such procedures, they will cover and establish reimbursement levels. Assuming coverage is obtained for procedures utilizing a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who undergo procedures for the treatment of their conditions, and their treating physicians, generally rely on third-party payors to reimburse all or part of the costs associated with the procedures which utilize our products. Treating physicians are unlikely to use and order our products unless coverage is provided and the reimbursement is adequate to cover all or a significant portion of the cost of the procedures which utilize our products. Therefore, coverage and adequate reimbursement for procedures which utilize new products is critical to the acceptance of such new products. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

Government authorities and other third-party payors are developing increasingly sophisticated methods of cost containment, such as including price controls, restrictions on coverage and reimbursement and requirements for substitution of less expensive products and procedures. Government and other third-party payors are increasingly challenging the prices charged for health care products and procedures, examining the cost effectiveness of procedures, and the products used in such procedures, in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement. Further, no uniform policy requirement for coverage and reimbursement exists among third-party payors in the United States, which causes significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and the procedures which may utilize such newly approved products. Therefore, coverage and reimbursement can differ significantly from payor to payor and health care provider to health care provider. As a result, the coverage determination process is often a time-consuming and costly process that requires the provision of scientific and clinical support for the use of new products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There may be significant delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product, or the procedures which utilize such product, will be paid for in all cases or at a rate which the health care providers who purchase those products will find cost effective. Additionally, we expect pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes.

We cannot be sure that coverage and reimbursement will be available for any product that we commercialize, or the procedures which utilize such product, and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

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

Most recently, on August 16, 2022 the Inflation Reduction Act of 2022, or IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, will remain in effect through 2031, with the exception of a temporary suspension of the payment reduction from May 1, 2020 through March 31, 2022 due to the coronavirus pandemic. Sequestration will start again on April 1, 2022. From April 1, 2022 to June 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning on July 1, 2022, the payment will be adjusted downwards by 2%. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. These legislative changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Human Capital Resources and Employees

As of December 31, 2022, we had 9 full-time employees, of which 4 employees are directly engaged in research and development with the rest providing administrative, business and operations support. We also utilize outside consultants and independent contractors to supplement our full-time workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

Our human capital resource objectives include, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. The principal purpose of our equity incentive plan is to attract, retain and motivate employees and directors through the granting of stock-based compensation awards. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition to salaries, these programs include potential annual discretionary bonuses, stock awards, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among other benefits.

Environmental Regulations

We believe we are compliant in all material respects with applicable environmental laws. Presently, we do not anticipate such compliance will have a material effect on capital expenditures, earnings, or our competitive position with respect to any of our operations.

Corporate Information

We were incorporated in Delaware in May 2019. Our corporate headquarters are located at 3805 Old Easton Road, Doylestown, Pennsylvania 18902, and our telephone number is (617) 463-9385.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below together with the information contained elsewhere in this Annual Report on Form 10-K, including Part II, Item 8 “Financial Statements and Supplementary Data” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward looking statements contained in this Form 10-K (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-K).

Risk Factor Summary

An investment in our securities is subject to various risks, these risks include, among others, the brief bulleted list of our principal risk factors set forth below that make an investment in our company speculative or risky.

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of our lead product candidate, ATRN-119, which is currently in clinical development. Our clinical trials of ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or experience significant delays in doing so, our business will be materially harmed.
●	We have not tested ATRN-119 and ATRN-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

The summary risk factors described above should be read together with the text of the full risk factors below in this section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $112.7 million, $37.1 million and $53.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our accumulated deficit was $293.8 million as of December 31, 2022. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that our lead product candidate, ATRN-119, which we acquired in connection with the acquisition of Atrin Pharmaceuticals, Inc. is currently in clinical development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. Our lead product candidate, ATRN-119 is in clinical development, and our other product candidates are in preclinical development. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale drug products, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Developing drug products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. Furthermore, since the completion of our IPO, we have incurred and expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. The recent uncertainty and volatility in financial markets which in turn may make raising additional funds even more difficult or impossible for us. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents as of December 31, 2022 combined with the net proceeds received from the Company’s public offering of common stock in February 2023 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of ATRN-119 and our other product candidates for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for ATRN-119 and our other product candidates;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has led to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing the potential impacts on our business.

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia's invasion of Ukraine, the U.S., the European Union, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia's ability to import various goods. Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Further, there are current geopolitical tensions with China. Recently, the Biden administration has signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy signed on September 12, 2022 will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Any additional executive orders or potential sanctions with China could materially impact our current manufacturing partners.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. We held all of our cash, cash equivalents, restricted cash and available for sale investments with SVB.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our lead product candidate, ATRN-119, which is in clinical development. Our clinical trials of ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale. Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, ATRN-119, our lead product candidate. We are investing a majority of our efforts and financial resources in the research and development of ATRN-119. Our business depends entirely on the successful development and commercialization of our product candidates. We currently have no drugs approved for sale and generate no revenues from sales of any products, and we may never be able to develop a marketable product.

Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of ATRN-119 will depend on several factors, including the following:

●	successful initiation, successful patient enrollment and timely completion of clinical trials of ATRN-119;
●	successful initiation and successful patient enrollment and completion of additional clinical trials, for ATRN-119 or our other product candidates;
●	the impact of any outbreak or pandemic, such as COVID-19, on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve our product candidates;
●	our ability to demonstrate ATRN-119’s safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for ATRN-119;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of ATRN-119 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

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

We have not tested ATRN-119 and ATRN-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

We have not tested ATRN-119 and ATRN-1051 in clinical trials. The results of preclinical studies, whether or not conducted by us, may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence in the future may not be predictive of the results of the later-stage clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates ATRN-119 and ATRN-1051 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their product candidates. Our future clinical trials for ATRN-119 and ATRN-1051 may not ultimately be successful or support further clinical development. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

We have limited experience as a company conducting clinical trials and may be unable to complete pivotal clinical trials for any product candidates we may develop.

Our success is dependent upon our ability to initiate and successfully complete clinical trials and obtain regulatory approval for and commercialization of our product candidates. We have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidate. The successful commercialization of any product candidate may require us to perform a variety of functions, including:

●	continuing to undertake preclinical development;

●	obtaining approval to commence clinical trials;

●	successfully planning and enrolling subjects in clinical trials;

●	participating in regulatory approval processes;

●	formulating and manufacturing products; and

●	conducting sales and marketing activities

We have limited experience designing, conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have not completed any clinical trials as a company. Our operations to date provide a limited basis to assess our ability to develop and commercialize our product candidates.

Because of this lack of experience, any future clinical trials we may conduct may not be completed on time, if at all. Large-scale trials require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, consultants or contract research organizations, or CROs. Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing our product candidates.

We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials and our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Additionally, any ongoing impact of COVID-19 may negatively impact again our ability to locate and enroll patients.

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

Leveraging synthetic lethality in therapeutic targeting of DDR represents an emerging strategy to treat a broad spectrum of cancers, and negative perceptions of the efficacy, safety, or tolerability of this class of targets, including any that we develop, could adversely affect our ability to conduct our business, advance our product candidates or obtain regulatory approvals.

Aside from PARP inhibitors, such as Lynparza, Rubraca, Zejula and Talzenna, no synthetic lethality small molecule inhibitor therapeutics have been approved to date by the FDA. Pamiparib, a PARP inhibitor developed by Beigene, was approved in 2021 in China. Adverse events in future clinical trials of our product candidates or in clinical trials of other similar products and the resulting publicity, as well as any other adverse events in the field of synthetic lethality and DDR, or any adverse events involving other products that are perceived to be similar to DDR, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by healthcare professionals, patients and CROs in our product candidates, difficulties and delays in regulatory clearance or approval for, enrollment of patients in, and conduct of, our clinical trials, and less demand for any product that we may develop. Our pipeline of product candidates could result in a greater quantity of reportable adverse events or other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delays or holds by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our product development programs, as well as our business as a whole.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

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

We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory authorization to commence a trial;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining institutional review board or ethics committee approval at each clinical trial site;
●	recruiting suitable patients to participate in a trial;
●	the impact of any outbreak or pandemic, such as COVID-19 on patient screening, patient enrollment, and follow-up;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	manufacturing sufficient quantities of product candidate for use in clinical trials and ensuring clinical trial material is provided to clinical sites in a timely manner; or
●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate

If we are required to in the future and if we are unable to successfully develop companion diagnostic tests for our product candidates that require such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

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

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. We face competition with respect to ATRN-119 and our other product candidates, and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

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

We are also developing ATRN-1051, which is an orally bioavailable small molecule inhibitor of WEE1, a key regulator of multiple phases of the cell cycle. We are aware of other product candidates that are in preclinical and clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates developed by Debiopharm, IMPACT Therapeutics, Schrodinger and Zentalis Pharmaceuticals. If ATRN-1051 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action.

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

We currently hold clinical trial liability insurance coverage for up to $5.0 million, but that coverage may not be adequate to cover any and all liabilities that we may incur. We would need to increase our insurance coverage when we begin the commercialization of our product candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

An epidemic or pandemic disease outbreak, such as the COVID-19 pandemic, could disrupt our business operations as well as the business or operations of our single third-party manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, or other third parties with whom we conduct business which may have a material adverse effect on our business, results of operations, financial condition and prospects.

An epidemic or pandemic disease outbreak, such as the COVID-19 pandemic, could severely disrupt our operations or the operations of third parties that we depend on, including our single third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, supply chain disruptions due to an epidemic or pandemic disease outbreak such as COVID-19 or otherwise could have a material adverse effect on the availability or cost of materials for the active pharmaceutical ingredients, or API for our product candidates. Quarantines, restrictions or bans in travel into and within the countries in which we operate, our manufacturer produces the API for our product candidates or where we conduct our clinical trials could impede, delay, limit or prevent the production or delivery or release of our product candidates to our trial sites, and trial investigators, patients or other critical staff could be restricted from traveling to our trial sites. In addition, some of our clinical sites could slow or cease patient recruitment, patient treatment and/or access to patient data. For example, we had observed a temporary decrease in both patient screening and patient enrollment in 2020 as a result of the COVID-19 pandemic and such decreases may reoccur in the future. Additionally, we and our employees have taken steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business, operations and internal controls. Any or all of these factors could impede, delay, limit or prevent completion of our ongoing clinical trials, or require changes to our ongoing clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business, results of operations, financial conditions and prospects.

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

Given these results, FDA feedback and the costs of continuing the p53 reactivator development programs, we have shifted our primary focus of our activities to the assets acquired in Merger. Advancing eprenetapopt as a novel product to reactivate p53 creates significant challenges for us, including:

●	obtaining marketing approval, as obtaining regulatory approval of a p53 reactivator from the FDA or comparable foreign regulatory authorities has never been done before;
●	educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into treatment regimens; and
●	establishing the sale and marketing capabilities to gain market acceptance, if approved.

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

A fast track designation by the FDA for ATRN-119 or any of our other product candidates may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA fast track designation. We may not experience a faster development or regulatory review or approval process for any product candidates, if any, for which we obtain fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek priority review designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

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

Our employees and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of our employees and consultants committing fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly and include civil monetary penalties of up to (as recently adjusted for inflation) $55,910 per violation, not to exceed approximately $1.68 million per calendar year for each provision of HIPAA that is violated and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in multiple violations, which can lead to significant financial penalties. In addition, numerous breach incidents could lead to possible penalties in excess of $1.68 million. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm.

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

Risks related to employee matters and managing growth

Our future success depends on our ability to retain our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Senior Vice President and Chief Operating Officer, and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Oren Gilad, Ph.D., our President and Chief Executive Officer, John P. Hamill, our Senior Vice President and Chief Financial Officer, Gregory A. Korbel, Ph.D., our Senior Vice President and Chief Operating Officer, as well as the other principal members of scientific team. Our agreements with Dr. Gilad, Mr. Hamill, and Dr. Korbel do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. However, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We will need to expand our organization, and may experience difficulties in managing this growth, which could disrupt operations.

Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than us. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can select and develop our product candidates and our business will be limited.

Our employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

We are exposed to the risk that our employees and contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies, manufacturing standards, federal and state healthcare fraud and abuse and health regulatory laws and other similar foreign fraudulent misconduct laws, or laws that require the true, complete and accurate reporting of financial information or data. Misconduct by these parties may also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks related to tax matters

We have significant deferred tax assets, which may become devalued if we do not generate sufficient future taxable income, applicable corporate tax rates are reduced or if we experience an ownership change.

Our total net deferred tax assets as of December 31, 2022 were $43.6 million. Of that amount, $24.1 million relates to gross deferred tax assets in Aprea AB. Our anticipated activities are also expected to result in future significant net operating losses in the United States and Sweden resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $43.6 million on our net deferred tax assets as of December 31, 2022, because, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Sweden or the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.

As of December 31, 2022, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 28.5% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of ATRN-119 and any of our other product candidates;
●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or development timelines;

●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an emerging growth company for up to five years, or until such earlier time as we have more than $1.235 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700 million or we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2022, we had outstanding 2,655,269 shares of common stock. In addition, 56,227 shares of common stock are issuable upon the conversion of preferred stock issued in connection with the Merger.

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

We are required to meet the Nasdaq continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

We are required to meet the continued listing requirements of Nasdaq and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted. Delisting would cause us to pursue eligibility for trading of these securities on other markets or exchanges, including the OTC BB or QB markets, or on the OTC “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the OTC markets or the pink sheets. Delisting from Nasdaq, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, cause us to lose eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a facility in Doylestown, Pennsylvania which consists of office and laboratory space of approximately 1,550 square feet under an operating lease agreement that expires in December 2023. We believe that are current facilities are suitable and adequate to meet our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate any potential expansion of our operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock has been listed on the Nasdaq Global Select Market under the symbol "APRE" since October 3, 2019.

As of March 28, 2023, we had approximately 170 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Through December 31, 2022, we have used approximately $62.4 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus. There has been no material change in the planned use of proceeds from our IPO, as described in our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with Part I, Item I, “Business” and Item 8, ‘Financial Statements and Supplementary Data.” For information on risks and uncertainties related to our business that may make past performance not indicative of future results or cause actual results to differ materially from any forward-looking statements, see “Special Note Regarding Forward-Looking Statements,” and Part I, Item 1A, ‘Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel synthetic lethality-based cancer therapeutics that target DNA damage response (DDR) pathways. Our approach is built upon a platform of integrated discovery technologies to enrich our pipeline with novel targets in synthetic lethality and cancer treatment. Together with our expertise in small molecule drug discovery, we are applying the capabilities of our discovery platform to the development of new precision oncology therapies and the identification of patient populations most likely to benefit.

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

On May 16, 2022, we acquired Atrin Pharmaceuticals Inc. (“Atrin”), in accordance with the terms of the Agreement and Plan of Merger dated May 16, 2022 (the “Merger Agreement”), by and among us, ATR Merger Sub I Inc., a Delaware corporation and our wholly owned subsidiary (“First Merger Sub”), ATR Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of Aprea (“Second Merger Sub”) and Atrin. Pursuant to the Merger Agreement, First Merger Sub merged with and into Atrin, pursuant to which Atrin was the surviving corporation and became a wholly owned subsidiary of Aprea (the “First Merger”). Immediately following the First Merger, Atrin merged with and into the second Merger Sub, pursuant to which Second Merger Sub was the surviving entity. The former Atrin business is now our business.

We believe that synthetic lethality has the potential to impact patients’ lives and treatment strategies for a wide range of cancer types. We aspire to become a leader in this emerging field and are establishing a pipeline of clinical and preclinical programs that we believe may have broad application to cancer treatment.

Our most advanced synthetic lethality product candidate is ATRN-119, a clinical-stage small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR, a kinase that plays a critical role in DDR. ATR is one of several key regulators of the response to defective DNA replication and DNA damage, which occurs more commonly in cancer cells than in normal cells. We are enrolling patients into a Phase 1/2a clinical trial to evaluate ATRN-119 under an investigational new drug application, or IND. Patients with advanced solid tumors having mutations in defined DDR-related genes are currently being enrolled into the Phase 1 dose escalation part of the trial. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily schedule. We anticipate ATRN-119 tolerability and pharmacokinetic data from Phase 1 to be available in the first quarter of 2024.

We have several additional, wholly owned preclinical synthetic lethality programs. We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is ATRN-1051, and we anticipate filing of an IND for ATRN-1051 by the end of 2023. In addition, we have a preclinical research program directed at a second-generation ATR inhibitor, ATRN-354. Finally, we also have an early preclinical research program, which is aimed at identification of novel inhibitors of a distinct protein involved in DDR.

In addition to development of these drugs as single agents, we are evaluating potential expansion opportunities for our product candidates through preclinical studies, including combination with poly (ADP-ribose) polymerase inhibitors, or PARPi, where we believe a combination of therapeutic agents may enhance synthetic lethality. We are also evaluating combination opportunities within our pipeline, including research on the combination of ATRN-119 and ATRN-1051 that is supported by a Phase II SBIR grant from the National Cancer Institute.

Prior to the acquisition of Atrin, we were engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. Our lead product candidate was APR-246, or eprenetapopt. Following our failed pivotal Phase 3 trial in December 2020, we engaged in a thorough evaluation of strategic options leading to the acquisition of Atrin and shifting our focus to the Atrin assets. We do not currently have any ongoing or planned preclinical studies or clinical trials involving our reactivators of mutant p53 and our primary focus is on the discovery and development of molecules targeting DDR pathways in oncology through synthetic lethality.

We have assembled a team with extensive experience in the discovery, development and commercialization of oncology drugs to support our mission of developing novel synthetic lethality-based cancer therapeutics.

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

We have devoted substantially all of our resources to developing our product candidates, including eprenetapopt, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through private placements of preferred stock, the net proceeds received from the initial public offering (IPO) of our common stock and sales of common stock through a public offering and through our at-the-market (“ATM”) program. From inception through December 31, 2022, we had received net proceeds of approximately $226.3 million from our sales of preferred and common stock.

Agreement and Plan of Merger

On May 16, 2022, we acquired Atrin in accordance with the terms of the Agreement and Plan of Merger dated May 16, 2022 (the “Merger Agreement”), by and among us, ATR Merger Sub I Inc., a Delaware corporation and our wholly owned subsidiary (“First Merger Sub”), ATR Merger Sub II LLC, a Delaware limited liability company and our wholly owned subsidiary (“Second Merger Sub”) and Atrin. Pursuant to the Merger Agreement, First Merger Sub merged with and into Atrin, pursuant to which Atrin was the surviving corporation and became a wholly owned subsidiary of Aprea (the “First Merger”). Immediately following the First Merger, Atrin merged with and into the Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity (the “Second Merger”, together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. Our board of directors approved the Merger Agreement and the related transactions. The consummation of the Merger was not subject to approval of our stockholders. The Atrin acquisition was accounted for as an asset acquisition for accounting purposes (see Note 3 to our consolidated financial statements).

Under the terms of the Merger agreement, at the closing of the Merger, we issued to the securityholders of Atrin, 55,869 shares of our common stock and 2,949,630 shares of Series A Non-Voting Convertible Preferred Stock, each share of which is convertible into 10 shares of our common stock. In addition, we assumed outstanding Atrin stock options, which became options to purchase 163,757 shares of our common stock.

Pursuant to the Merger Agreement, we held our annual stockholders’ meeting (the “Stockholders’ Meeting”) on July 28, 2022 where, among other matters, the following matters were approved; (i) the conversion of the Series A Non-Voting Convertible Preferred Stock into shares of Common Stock in accordance with Nasdaq Listing Rule 5635(a) and (ii) the ratification of the appointment by our Board of Directors of additional directors.

Through December 31, 2022, a total of 2,893,403 shares of Series A Non-Voting Convertible Preferred Stock were converted into 1,446,701 shares of common stock. As of December 31, 2022, a total of 56,227 shares of Series A Non-Voting Convertible Preferred Stock remained outstanding.

Contingent Value Rights Agreement

In accordance with the Merger Agreement, on May 16, 2022, we and the Rights Agent (as defined therein) executed and delivered a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of our common stock as of May 16, 2022, other than former stockholders of Atrin, is entitled to one contractual contingent value right issued by us, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of our common stock held by such holder. Each contingent value right entitles the holder thereof to receive certain cash payments equal to 70% of the net proceeds, if any received by us, related to the disposition of tangible and intangible assets related to our legacy business of developing and commercializing cancer therapeutics that reactivate mutant p53 tumor suppressor protein, including but not limited to APR-246, or eprenetapopt, APR-548, and all associated analogs in the 2 year period following the closing of the transaction. The contingent value rights are not transferable, except in certain limited circumstances as will be provided in the CVR Agreement, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading on any exchange.

Reverse Stock Split

On November 16, 2022, our stockholders approved a proposal at a special meeting of stockholders to amend our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) to effect a reverse stock split (“Reverse Stock Split”) of our common stock, par value $0.001 (the “Common Stock”) at a ratio of between one-for-3 and one-for-20, inclusive (the “Split Ratio Range”), with the final determination of such ratio within the Split Ratio Range to be approved by the Board of Directors (the “Board”) following stockholder approval. Following the special meeting, the Board approved a final split ratio of one-for-20. Following such approval, we filed an amendment to our Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, with an effective time of 5:00 p.m. on February 10, 2023. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. The Reverse Stock Split affected all shares of our Common Stock outstanding immediately prior to the effective date of the Reverse Stock Split, as well as the number shares of common stock available for issuance under our equity incentive plans. In addition, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options restricted stock units outstanding.

Liquidity

Since our inception, we have incurred significant losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $112.7 million, $37.1 million and $53.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $293.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

●	conduct our current and future clinical trials and additional preclinical research;
●	initiate and continue research and preclinical and clinical development of our other product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company.

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

As of December 31, 2022, we had cash and cash equivalents of $28.8 million. We believe that our existing cash and cash equivalents combined with the net proceeds received from the Company’s public offering of common stock in February 2023 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Results of operations

Comparison of the years ended December 31, 2022 and 2021

Research and development expenses

	Years ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$16,402,273	$23,895,875	$(7,493,602)
General and administrative	20,969,771	13,550,478	7,419,293
Acquired in-process research and development	76,020,184	—	76,020,184
Total operating expenses	113,392,228	37,446,353	75,945,875
Other income (expense):
Interest income	448,667	1,648	447,019
Foreign currency gain	281,534	317,402	(35,868)
Total other income (expense)	730,201	319,050	411,151
Net loss	$112,662,027	$37,127,303	$75,534,724

	Years ended December 31,
	2022	2021	Change
APR‑246	$4,529,279	$12,213,069	$(7,683,790)
ATRN-119	661,744	—	661,744
Other early‑stage development programs	1,255,708	4,315,990	(3,060,282)
Unallocated research and development expenses	9,955,542	7,366,816	2,588,726
Total research and development expenses	$16,402,273	$23,895,875	$(7,493,602)

Research and development expenses for the year ended December 31, 2022 were $16.4 million, compared to $23.9 million for the year ended December 31, 2021. The overall decrease of $7.5 million was primarily due to the overall activity in connection with the wrap up and close out of the legacy Aprea clinical trials, manufacturing and preclinical activities as follows:

●	a decrease of $2.6 million in pre-clinical development activities;
●	a decrease of $2.5 million related to the close out of our Phase 1/2 solid tumor trial;
●	a decrease of $1.4 million related to the close out of our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS;
●	a decrease of $1.3 million in manufacturing expenses;
●	a decrease of $0.8 million related to the close out of our Phase 1/2 clinical trial in relapsed/refractory TP53 mutant chronic lymphoid leukemia (CLL) assessing eprenetapopt with venetoclax and rituximab and eprenetapopt with ibrutinib in order to further assess eprenetapopt in hematological malignancies;
●	a decrease of $0.7 million related to the close out of our Phase 1 dose-escalation clinical trial of APR-548, a next generation p53 reactivator;
●	a decrease of $0.4 million related to the close out of our Phase 1 AML clinical trial;
●	a decrease of $0.4 million in pharmacovigilance expenses; and

●	a decrease of $0.4 million in drug storage expenses.

The above decreases were offset, in part by:

●	an increase of $3.2 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin acquisition which occurred in the second quarter of 2022; and
●	an increase of $0.7 million related to the development of ATRN-119

General and administrative expenses

General and administrative expenses for the year ended December 31, 2022 were $21.0 million, compared to $13.6 million for the year ended December 31, 2021. The increase of $7.4 million was primarily related to:

●	an increase of $6.0 million in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin acquisition which occurred in the second quarter of 2022; and
●	an increase in legal expenses of $1.3 million associated with post-acquisition activities, our preferred stock conversion, and our reverse stock split.

The above increase was offset, in part by the following:

●	a decrease in D&O insurance of $0.3 million.

Other income and expense

Foreign currency gain was $0.3 million for each of the years ended December 31, 2022 and 2021. Interest income for the year ended December 31, 2022 was $0.4 million and consisted primarily of interest earned on our cash and cash equivalents offset in part, by interest expense associated with our facility leases.

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

Research and development expenses for the year ended December 31, 2021 were $23.9 million, compared to $37.9 million for the year ended December 31, 2020. The overall decrease of $14.0 million was primarily due to the continued development of our lead product candidate, eprenetapopt as follows:

●	a decrease of $10.4 million related to our pivotal Phase 3 clinical trial of eprenetapopt with azacitidine for frontline treatment of TP53 mutant MDS which completed enrollment in Q2 2020. The $10.4 million decrease included $3.5 million related to the development of an in vitro companion diagnostic test for eprenetapopt during the year ended December 31, 2020 for which there were no comparable costs during the year ended December 31, 2021;
●	a decrease of $1.9 million related to our Phase 2 post-transplant MDS/AML clinical trial;
●	a decrease of $1.7 million in regulatory expenses primarily related to the preparation of a New Drug Application (NDA) for eprenetapopt in 2020 for which there were no comparable expenses in 2021;
●	a decrease of $1.2 million in other clinical trials including our Phase 2 clinical trials in the U.S. and France; and
●	a decrease of $0.7 million in manufacturing expenses related to the scale-up for the anticipated commercial production of eprenetapopt in 2020 for which there were no comparable expenses in 2021;

The above decreases were offset, in part by the following:

●	an increase of $0.8 million related to our Phase 1/2 clinical trials in relapsed/refractory gastric, bladder and non-small cell lung cancers assessing eprenetapopt with anti-PD-1 therapy which enrolled its first patient in Q3 2020;
●	an increase of $0.5 million related to the development of a Phase 1 dose-escalation clinical trial of APR-548, a next generation p53 reactivator being developed in an oral dosage form; and
●	an increase of $0.5 million related to the development of our next generation program.

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

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Since 2019, our primary source of funds has been from the public sales of our common stock. As of December 31, 2022, we had cash and cash equivalents of $28.8 million. We believe that our existing cash and cash equivalents combined with the net proceeds received from the February 2023 Public Offering will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024.

On November 12, 2020, we filed a shelf registration statement, or the 2020 Shelf Registration Statement, with the SEC for the issuance up to $350 million, and up to $50 million under the Sales Agreement, as discussed below, which was declared effective on November 30, 2020. We filed a prospectus supplement to the 2020 Shelf Registration Statement dated September 2, 2022 for the sale of up to $14,744,728 of shares of our common stock pursuant to the Sales Agreement.

On November 12, 2020, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB. Pursuant to the terms of the Sales Agreement, we may, from time to time, in our sole discretion, issue and sell through SVB, acting as sales agent, up to $50.0 million of shares of our common stock. The issuance and sale, if any, of shares of our common stock under the Sales Agreement and the Second Sales Agreement will be made pursuant to the prospectus supplement accompanying the 2020 Shelf Registration Statement. During the year ended December 31, 2022, we issued and sold 38,481 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $0.7 million. During the year ended December 31, 2021, we issued and sold 18,338 shares of our common stock pursuant to the Sales Agreement resulting in net proceeds of approximately $1.5 million. While we intend to continue selling shares of common stock through the Sales Agreement, there can be no assurances that we will be able to sell shares of our common stock under the Sales Agreement, that we will be able to sell shares of common stock at a price that is acceptable to our Board of Directors, or that we will be successful in raising significant capital through the Sales Agreement.

On February 27, 2023, we sold 1,050,000 shares of our common stock at a public offering price of $5.25 per share pursuant to the 2020 Shelf Registration Statement, or the February 2023 Public Offering. We received gross proceeds of $5.5 million and net proceeds of $4.8 million from the February 2023 Public Offering, after deducting underwriting discounts and offering expenses.

In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2020 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Years ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$(25,011,136)	$(37,686,179)	$(41,802,672)
Investing activities	--	--	(25,709)
Financing activities	682,973	1,747,012	150,949
Net (decrease) increase in cash and cash equivalents	$(24,328,163)	$(35,939,167)	$(41,677,432)

Operating activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $25.0 million for the year ended December 31, 2022 compared to $37.7 million for the year ended December 31, 2021. The decrease in net cash used in operating activities of $12.7 million was primarily attributable to an increase in our net loss of $75.8 million, which was largely due to acquired IPR&D associated with the Atrin acquisition of $76.0 million and a decrease in operating assets and liabilities of $1.8 million, partially offset by an increase in non-cash stock-based compensation of $9.2 million.

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

Investing activities

Cash used in investing activities for the years ended December 31, 2022, 2021 and 2020 was $0, $0 and $25,709, respectively. Cash used in investing activities for 2020 represented the acquisition and property and equipment

Financing activities

Net cash provided by financing activities was $0.7 million for the year ended December 31, 2022 compared to $1.7 million for the year ended December 31, 2021. The decrease in cash provided by financing activities was primarily attributable to a decrease in net proceeds of $1.0 million received from sales of common stock under our ATM program.

Net cash provided by financing activities was $1.7 million for the year ended December 31, 2021 compared to $0.1 million for the year ended December 31, 2020. The increase in cash provided by financing activities was primarily attributable to net proceeds of $1.5 million received from sales of common stock under the Sales Agreement which was activated in December 2021 and $0.2 million received from the exercise of stock options.

Funding requirements

We expect our expenses to increase substantially in connection with our ongoing and planned development activities related to our product candidates and programs which are still in the early stages of clinical development. In addition, we have incurred and continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	initiate and conduct clinical trials and additional preclinical research for our product candidates;
●	seek to identify and develop additional product candidates;

●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition as a public company; and
●	continue to operate as a public company.

As of December 31, 2022, we had cash and cash equivalents of $28.8 million. We believe that our existing cash and cash equivalents combined with the net proceeds received from the February 2023 Public Offering will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations and commitments

We have an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was renewed for 2023 and is currently set to expire on December 31, 2023. Rent expense under this lease is $101,000 annually and the company has applied the short-term exception to this lease.

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

Item 7A. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of December 31, 2022, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2022.

Item 8. Financial Statements and Supplementary Data

Aprea Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aprea Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aprea Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Iselin, New Jersey

March 30, 2023

Aprea Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$28,786,647	$53,076,052
Prepaid expenses and other current assets	1,366,859	3,508,358
Total current assets	30,153,506	56,584,410
Property and equipment, net	2,321	23,870
Right of use lease asset	—	185,811
Other noncurrent assets	—	29,372
Total assets	$30,155,827	$56,823,463
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$842,754	$1,773,032
Accrued expenses	2,358,332	5,352,996
Lease liability—current	—	190,471
Total current liabilities	3,201,086	7,316,499
Lease liability—noncurrent	—	—
Total liabilities	3,201,086	7,316,499
Commitments and contingencies (Note 11)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 56,227 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	1,311,063	—
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 2,655,269 and 1,092,967 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	2,655	1,092
Additional paid-in capital	330,060,836	240,999,206
Accumulated other comprehensive loss	(10,623,408)	(10,358,956)
Accumulated deficit	(293,796,405)	(181,134,378)
Total stockholders’ equity	25,643,678	49,506,964
Total liabilities and stockholders' equity	$30,155,827	$56,823,463

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$16,402,273	$23,895,875	$37,879,325
General and administrative	20,969,771	13,550,478	14,931,887
Acquired in-process research and development	76,020,184	—	—
Total operating expenses	113,392,228	37,446,353	52,811,212
Other income (expense):
Interest income (expense), net	448,667	1,648	222,652
Foreign currency gain (loss)	281,534	317,402	(890,252)
Total other income (loss)	730,201	319,050	(667,600)
Net loss	$(112,662,027)	$(37,127,303)	$(53,478,812)
Other comprehensive loss:
Foreign currency translation	(264,452)	(321,695)	1,496,517
Total comprehensive loss	$(112,926,479)	$(37,448,998)	$(51,982,295)
Net loss per share attributable to common stockholders, basic and diluted	$(67.99)	$(34.88)	$(50.61)
Weighted-average common shares outstanding, basic and diluted	1,657,055	1,064,325	1,056,681

See accompanying notes to consolidated financial statements

Aprea Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	—	—	1,051,137	$1,051	$226,304,519	$(11,533,778)	$(90,528,263)	$124,243,530
Exercise of stock options	—	—	8,203	8	150,941	—	—	150,949
Stock‑based compensation	—	—	—	—	4,983,023	—	—	4,983,023
Foreign currency translation	—	—	—	—	—	1,496,517	—	1,496,517
Net loss	—	—	—	—	—	—	(53,478,812)	(53,478,812)
Balance at December 31, 2020	—	—	1,059,340	$1,059	$231,438,483	$(10,037,261)	$(144,007,075)	$77,395,207
Exercise of stock options	—	—	11,319	11	208,356	—	—	208,367
Vesting of restricted stock units	—	—	3,970	4	(4)	—	—	—
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	18,338	18	1,538,627	—	—	1,538,645
Stock‑based compensation	—	—	—	—	7,813,743	—	—	7,813,743
Foreign currency translation	—	—	—	—	—	(321,695)	—	(321,695)
Net loss	—	—	—	—	—	—	(37,127,303)	(37,127,303)
Balance at December 31, 2021	—	—	1,092,967	$1,092	$240,999,206	$(10,358,956)	$(181,134,378)	$49,506,964
Vesting of restricted stock units			21,251	21	(21)	—	—	—
Issuance of preferred stock upon acquisition of Atrin	2,949,630	$68,777,468	—	—	—	—	—	—
Issuance of common stock upon acquisition of Atrin	—	—	55,869	56	1,329,643	—	—	1,329,699
Value of assumed stock options	—	—	—	—	2,602,850	—	—	2,602,850
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	38,481	39	682,934	—	—	682,973
Conversion of preferred stock into common stock	(2,893,403)	(67,466,405)	1,446,701	1,447	67,464,958	—	—	67,466,405
Stock‑based compensation	—	—	—	—	16,981,266	—	—	16,981,266
Foreign currency translation	—	—	—	—	—	(264,452)	—	(264,452)
Net loss	—	—	—	—	—	—	(112,662,027)	(112,662,027)
Balance at December 31, 2022	56,227	$1,311,063	2,655,269	$2,655	$330,060,836	$(10,623,408)	$(293,796,405)	$25,643,678

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(112,662,027)	$(37,127,303)	$(53,478,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	72,523,293	—
Depreciation and amortization	4,403	12,829	28,834
Stock‑based compensation	16,981,266	7,813,743	4,983,023
Amortization of right of use lease asset	182,042	258,848	200,776
Foreign currency gain	(281,534)	(317,402)	890,252
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,190,086	(109,338)	(472,402)
Accounts payable	(858,513)	(2,730,587)	2,326,767
Accrued expenses and other liabilities	(2,903,450)	(5,218,241)	3,928,684
Lease liability	(186,702)	(268,728)	(209,794)
Net cash used in operating activities	(25,011,136)	(37,686,179)	(41,802,672)
Cash flows from investing activities:
Purchases of property and equipment	—	—	(25,709)
Net cash used in investing activities	—	—	(25,709)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	208,367	150,949
Proceeds from at-the-market sales of common stock, net	682,973	1,538,645	—
Net cash provided by financing activities	682,973	1,747,012	150,949
Decrease in cash and cash equivalents	(24,328,163)	(35,939,167)	(41,677,432)
Effect of exchange rate changes on cash	38,758	(2,467)	606,249
Cash and cash equivalents—beginning of year	53,076,052	89,017,686	130,088,869
Cash and cash equivalents—end of period	$28,786,647	$53,076,052	$89,017,686

Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$123,786	$124,043	$—
Issuance of convertible preferred stock and common stock in connection with acquisition	70,107,167

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (or the “Company”) is a clinical-stage biopharmaceutical company focused on developing and commercializing novel cancer therapeutics targeting DNA damage response pathways. The Company began principal operations in 2006 and is headquartered in Doylestown, Pennsylvania. Prior to the acquisition of Atrin Pharmaceuticals Inc. (“Atrin”), the Company was engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. In December 2020, the Company announced that its pivotal Phase 3 myelodysplastic syndromes trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the APR-246 development program, the Company shifted focus of its activities to the assets acquired in the May 16, 2022 acquisition of Atrin (see Note 3). The Company’s lead product candidate, which was acquired in the Atrin acquisition, is ATRN-119, a Phase 1-ready small molecule ATR inhibitor being developed for solid tumor indications.

Agreement and plan of merger—On May 16, 2022, the Company acquired Atrin (the “Atrin Acquisition”). Under the terms of the Agreement and Plan or Merger dated May 16, 2022 (the “Merger Agreement”), the Company issued to the stockholders of Atrin 55,869 shares of the Company’s common stock, par value $0.001 per share, and 2,949,630 shares of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) (as described below). The Series A Preferred Stock had a conversion value on the closing date of $68.8 million. In addition, the Company assumed options granted under the Atrin stock option plan, which became options to purchase 163,757 shares of the Company’s common stock. See Note 3 for additional information.

Series A Preferred Stock—In connection with the Atrin Acquisition, the Company issued 2,949,630 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10 shares of common stock.

The Company held a stockholders’ meeting on July 28, 2022 where approval of the conversion of the Series A Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) was received. A majority of the Series A Preferred Stockholders elected to convert their Series A Preferred Stock into common stock during the second half of 2022 (see Note 9).

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

The Company believes that the December 31, 2022 cash balance of approximately $28.8 million combined with the net proceeds received from the Company’s public offering of common stock in February 2023 (see Note 12) will be sufficient to fund the Company’s operations into the third quarter of 2024. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of significant accounting policies

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Aprea Therapeutics AB, which was incorporated in May 2009, Aprea US, Inc., which was incorporated in June 2016 and ATR Merger Sub II LLC which was incorporated in May 2022. Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

The Company has elected not to separate lease and non-lease components as a single component. Operating leases are recognized on the balance sheet as right of use (ROU) lease assets, lease liabilities current and lease liabilities non-current. Fixed rents are included in the calculation of the lease balances while variable costs paid for certain

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2022	2021	2020
Convertible preferred stock	56,227	—
Options to purchase common stock	480,274	229,308	188,552
Unvested restricted stock units	12,734	19,985	—
Total shares of common stock equivalents	549,235	249,293	188,552

Acquired in-process research and development---The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, including transaction costs. In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D) with no alternative future use is charged to expense at the allocation date. See Note 3 – “Acquisition of Atrin” for additional information.

Recently issued accounting pronouncements---From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying financial statements.

3. Acquisition of Atrin Pharmaceuticals

On May 16, 2022, the Company completed its acquisition of Atrin in accordance with the terms of the Merger Agreement as described in Note 1 – “Nature of business and basis of presentation”. Under the terms of the Merger Agreement, the Company issued 55,869 shares of common stock and 2,949,630 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10 shares of Common Stock. A majority of the Series A Preferred Stockholders elected to convert their Series A Preferred Stock into common stock during the second half of 2022 (see Note 9).

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

The Atrin acquisition was accounted for as an asset acquisition as Atrin was not considered to be a business under ASC 805 or SEC Rule 11-01(d). In the estimation of fair value of the asset purchase consideration, the Company used the carrying value of the cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities as the most

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D. Since Atrin was in preclinical development and no clinical trials had commenced at the time of the acquisition, the cost attributable to the IPR&D was expensed in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022, as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP.

As a result of the Atrin acquisition, the Company announced in May 2022 it was closing its research facility in Sweden and reducing its related workforce in Sweden. The closure of the Swedish research facility and the reduction in workforce resulted in total expenses for employee severance and employee benefits of approximately $1.1 million, of which was recorded as of May 16, 2022. As of December 31, 2022, the remaining liability is approximately $0.1 million.

In connection with the Atrin acquisition, a non-transferable contingent value right (a “CVR”) was distributed to the Aprea stockholders of record as of the close of business on May 13, 2022. Holders of the CVR will be entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy assets in the 2 year period following the closing of the transaction. The CVR had a deminimis value as of both May 16, 2022 and December 31, 2022.

4. Property and equipment

Property and equipment consist of the following:

	December 31,
	2022	2021
Lab equipment	$40,133	$90,770
Furniture & Fixtures	—	31,152
Computer equipment	5,258	18,955
Property and equipment, at cost	45,391	140,877
Less accumulated depreciation and amortization	(43,070)	(117,007)
Property and equipment—net	$2,321	$23,870

Depreciation expense for years ended December 31, 2022, 2021 and 2020 was $4,403, $12,829, $28,834, respectively.

5. Fair value measurements

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

6. Leases

During 2022, the Company was party to three operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2022, 2021 and 2020 was $329,673, $342,550 and $327,205, respectively, which are included in operating expenses.

The Company had an operating lease in Boston, Massachusetts for office space which expired in December 2022. The Company also had an operating lease for office and laboratory space in Solna, Sweden which was terminated effective November 30, 2022. The Company also has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was renewed for 2023 and is currently set to expire on December 31, 2023. Rent expense under this lease is $101,000 annually and the company has applied the short-term exception to this lease. The Company has no lease obligations beyond 2023.

Quantitative information regarding the Company’s leases for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year ended December 31,
Lease Cost	2022	2021	2020
Operating lease cost	$233,628	$236,364	$226,275
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$245,584	$255,078	$251,636
Operating lease liabilities arising from obtaining right‑of‑use assets	$123,786	$124,043	$-
Weighted average remaining lease term (years)	—	0.50-1.00	1.00-1.50
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%	3.0 - 4.3%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

7. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Professional fees	$75,012	$247,123
Compensation and benefits	1,397,977	1,418,309
Research and development	688,858	3,504,375
Other	196,485	183,189
Total accrued expenses	$2,358,332	$5,352,996

8. Income taxes

Components of income taxes consist of the following:

	Year ended December 31,
	2022	2021	2020
Foreign	$(6,377,901)	$(13,229,828)	$(27,215,385)
Domestic	(106,284,126)	(23,897,475)	(26,263,427)
Net loss	$(112,662,027)	$(37,127,303)	$(53,478,812)

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate:

	Year ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	—%	(0.1)%	0.2%
Permanent differences	(0.6)%	—%	1.7%
Section 162(m) limitation	(2.5)%	—%	—%
In-process research and development	(13.5)%	—%	—%
Changes in valuation allowance	(3.7)%	(18.2)%	(22.5)%
Other	(0.7)%	(2.7)%	(0.4)%
Effective income tax rate	—%	—%	—%

Significant components of the Company’s deferred taxes as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$38,839,281	$38,773,870
Stock compensation	2,309,828	3,341,338
Amortization	118,259	—
Capitalized R&D costs	2,362,347
Lease liability	—	47,677
Gross deferred tax assets	43,629,715	42,162,885
Valuation allowance	(43,629,689)	(42,115,543)
Total deferred tax assets	26	47,342
Deferred tax liabilities:
Fixed assets	(26)	(818)
Right of use asset	—	(46,524)
Total deferred tax liabilities	(26)	(47,342)
Net deferred tax assets (liabilities)	$—	$—

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2022, 2021 and 2020, respectively. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2022, the Company has $117.2 million, $53.8 million, and $53.5 million of foreign, federal and state net operating loss carryforwards, respectively, that expire at various dates through 2037. Certain of these foreign, federal and state net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization.

The valuation allowance increased in 2022 and 2021 by $1.5 million and $8.6 million, respectively due to the increase in the deferred tax assets by the same amounts; primarily due to net operating loss carryforwards. Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the U.S. Internal Revenue Code and Sweden tax law, certain changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income. For U.S. and Swedish income tax purposes, the Company has not completed a study to assess whether a change of control has occurred or whether there have been changes of control since the Company’s formation due to the complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize U.S. or Swedish net operating losses or other tax attribute carryforwards in the

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

future. For Swedish income tax purposes, the Company’s net operating losses may be subject to limitations in accordance with the country’s group contribution restriction laws.

The Company files tax returns in Sweden, the United States, Massachusetts and Pennsylvania. Income tax returns prior to 2019 in the United States and Massachusetts are no longer subject to examination and income tax returns prior to 2016 are no longer subject to examination in Sweden. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

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

As of December 31, 2022, 2021 and 2020, the Company had approximately $0.1 million, $0.1 million and $0.8 million of liabilities, respectively, related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2022, 2021 and 2020.

For tax years beginning after January 1, 2022, U.S. Corporations are now mandated to capitalize direct research and development costs and costs deemed incidental to research under Section 174 of the tax code. For the year ended December 31, 2022 the Company has capitalized approximately $8.6 million of costs deemed direct or incidental to research and development.

9. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Reverse Stock Split

See Note 12 – Subsequent events for further information.

Conversion of Series A Preferred Stock

As discussed in Note 1 and Note 3, the Company issued to the shareholders of Atrin 2,949,630 shares of Series A Preferred Stock as partial consideration of the Atrin acquisition. Each share of Series A Preferred Stock is convertible into 10 shares of common stock. The Company held a stockholders’ meeting on July 28, 2022 where approval of the conversion of the Series A Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) was received. As of December 31, 2022, a total of 2,893,403 shares of Series A Preferred Stock was converted into 1,446,701 shares of common stock. As of December 31, 2022, a total of 56,227 shares of Series A Preferred Stock remained outstanding.

Common Stock

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (“ATM”) offering program and the Company filed a Prospectus Supplement dated September 2, 2022, for the sale of up to $14,744,728 of shares of the Company’s common stock pursuant to its ATM offering program. The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold in connection with the ATM offering program. During the year ended December 31, 2022, the Company issued and sold 38,481 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.7 million. During the year ended December 31, 2021, the Company issued and sold 18,338 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $1.5 million. The Company did not sell any common stock under the ATM offering program during the year ended December 31, 2020.

10. Stock option plans

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

The Board of Directors has the discretion to provide for accelerated vesting under the 2019 Plan. At December 31, 2022, there were 87,856 shares available for future grant under the 2019 Plan.

The Company recorded stock-based compensation expense of $16,981,266, $7,813,743 and $4,983,023 during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $487,730 of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

The assumptions used in Black-Scholes are as follows:

	Year ended December 31,
	2022	2021	2020
Expected volatility	84.4%-89.6%	88.1%-90.2%	78.9% ‑83.8%
Risk‑free rate	1.95%-2.69%	0.96%-1.04%	0.36% ‑1.43%
Expected dividend yield	0%	0%	0%
Expected term in years	6.08-10.00	5.50 - 6.08	5.50 - 6.08

A summary of option activity under the Plan during the years ended December 31, 2022, 2021 and 2020 are as follows:

		Weighted‑	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price per	contractual	intrinsic
	options	share	term (in years)	value
Outstanding at January 1, 2020	174,975	$109.80	7.5
Granted	22,340	710.13
Exercised	(8,203)	18.33
Cancelled/Forfeited	(560)	775.60
Outstanding at December 31, 2020	188,552	$182.00	6.8
Granted	58,980	117.40
Exercised	(11,319)	18.40
Cancelled/Forfeited	(6,905)	330.60
Outstanding at December 31, 2021	229,308	$169.00	6.6
Granted	96,798	31.40
Options assumed in Atrin merger	163,733	14.21
Exercised	—	—
Cancelled/Forfeited	(9,565)	118.60
Outstanding at December 31, 2022	480,274	$89.49	6.8	$
Exercisable at December 31, 2022	447,721	$94.41	6.1	$
Vested or expected to vest at December 31, 2022	480,274	$89.49	6.8	$

The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021 and 2020, was $23.68, $85.82 and $484.02, per share, respectively.

Restricted Stock Units

During the year ended December 31, 2022, the Company granted a total of 9,320 RSUs to executive officers of the Company which vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date. During the year ended December 31, 2022, the Company granted a total of 3,418 RSUs to non-employee directors of the Company. These RSUs vest on the one-year anniversary of the grant date. During the year ended December 31, 2022, the Company granted a total of 11,330 RSUs to executive officers and certain other employees of the Company which vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date. These RSUs vested on May 16, 2022 in connection with the acquisition of Atrin.

During the year ended December 31, 2021, the Company granted a total of 25,000 RSUs to executive officers and certain other employees of the Company, 800 of which were canceled prior to vesting. The remaining RSUs vested on May 16, 2022 in connection with the acquisition of Atrin. During the year ended December 31, 2021, the Company granted a total of 1,152 RSUs to non-employee directors of the Company. These RSUs vested on May 16, 2022 in connection with the acquisition of Atrin.

As of December 31, 2022, there was $243,709 of unrecognized compensation cost related to RSUs granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

The following table shows restricted stock unit activity during the year ended December 31, 2022:

		Weighted‑
		average
		grant date
	Shares	fair value
Restricted stock units outstanding at December 31, 2020	—	$—
Granted	26,150	118.20
Vested	(5,365)	118.80
Cancelled/Forfeited	(800)	120.00
Outstanding at December 31, 2021	19,985	$118.20
Granted	24,064	28.68
Vested	(30,981)	88.21
Cancelled/Forfeited	(334)	114.60
Outstanding at December 31, 2022	12,734	$21.80

11. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2022, the Company has not recorded a provision for any contingent losses.

12. Subsequent events

Reverse Stock Split

On February 10, 2023, the Company effectuated a one-for-twenty reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split reduces the Company’s shares of outstanding common stock, stock options and RSU’s. Fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of payments were made to stockholders. All share and per share data for all periods presented in the accompanying financial statements and the related disclosures have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

Common Stock Offering

On February 27, 2023, the Company completed an underwritten public offering of 1,050,000 shares of its common stock at a public offering price of $5.25 per share. Gross proceeds from the offering before deducting underwriting discounts and commissions and offering expenses are approximately $5.5 million before deducting underwriting discounts and offering expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 9B. Other Information

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 28, 2023, Gregory A. Korbel, Ph.D., the Company’s Senior Vice President and Chief Operating Officer, and the Company reached a mutual understanding concerning the cessation of Mr. Korbel’s employment with the Company. In connection with the foregoing, on March 28, 2023 Mr. Korbel and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”), pursuant to which Mr. Korbel will cease serving as the Company’s Senior Vice President and Chief Operating Officer and an employee of the Company effective March 31, 2023 (the “Separation Date”). During the period beginning on the Separation Date and ending on April 30, 2023 (the “Transition Period”), Mr. Korbel has agreed to assist the Company as may be reasonably necessary to ensure a smooth transition of his duties and responsibilities. Subject to Mr. Korbel’s non-revocation of a release of claims, continued compliance with the restrictive covenants set forth in his employment agreement, and compliance with the terms of the Separation Agreement, Mr. Korbel will receive $195,000 payable in equal parts over a six (6) month period beginning on the first payroll date after the effective date of the Separation Agreement, less standard payroll deductions and applicable withholdings.

The forgoing description of the Separation Agreement is qualified in its entirety by the full text of the Separation Agreement, which is filed as Exhibit 10.16 hereto and is incorporated herein by reference.

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

(1)Financial Statements

The information concerning our consolidated financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”

(2)Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Financial Statements or notes thereto.

(3) Exhibits

List of Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description of Document

2.1##†

Agreement and Plan of Merger, dated May 16, 2022 by and among Aprea Therapeutics, Inc., ATR Merger Sub I Inc., ATR Merger Sub II LLC and Atrin Pharmaceuticals Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 17, 2022)

3.1##	Amended and Restated Certificate of Incorporation of Aprea Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 7, 2019)

3.2##

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Aprea Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 13, 2023)

3.3##	Certificate of Designation of Series A Non-Voting Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 17, 2022)

3.4##

Amended and Restated Bylaws of Aprea Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020)

4.1##

Description of Aprea Therapeutics, Inc. Common Stock, $0.001 par value (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 16, 2021)

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

10.4##

Amended and Restated Registration Rights Agreement by and among Aprea Therapeutics, Inc. and the shareholders party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-233662))

10.5##

Form of Registration Rights Agreement, by and among Aprea Therapeutics, Inc. and certain securityholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2022)

10.6##+

Form of Indemnification Agreement between Aprea Therapeutics, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-233662))

10.7##+		Employment Agreement between Aprea Therapeutics, Inc. and Christian S. Schade (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-233662))

10.8##+		Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-233662))

10.9*+		Separation and General Release Agreement between Aprea Therapeutics, Inc. and Christian S. Schade.

10.10*+		Employment Agreement between Aprea Therapeutics, Inc. and Eyal Attar

10.11*+		Separation and General Release Agreement between Aprea Therapeutics, Inc. and Eyal Attar.

10.12##+		Employment Agreement between Aprea Therapeutics, Inc. and Lars Abrahmsen, Ph.D. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-233662))

10.13*+		Separation and General Release Agreement between Aprea Therapeutics, Inc. and Lars Abrahmsen.

10.14##+		Employment Agreement between Aprea Therapeutics, Inc. and Gregory A. Korbel, Ph.D. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-233662))

10.15*+		Retention Letter Agreement between Aprea Therapeutics, Inc. and Gregory A. Korbel, Ph.D.

10.16*+		Separation Agreement and General Release between Aprea Therapeutics, Inc. and Gregory A. Korbel, Ph.D.

10.17##+	`	Employment Agreement between Aprea Therapeutics, Inc. and Scott M. Coiante (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-233662))

10.18*+		Retention Letter Agreement between Aprea Therapeutics, Inc. and Scott M. Coiante.

10.19*+		Confidential Severance Agreement and General Release between Aprea Therapeutics, Inc. and Scott M. Coiante

10.20*+		Employment Agreement between Aprea Therapeutics, Inc. and Oren Gilad

10.21*+		Employment Agreement between Aprea Therapeutics, Inc. and John P. Hamill

Exhibit
Number	Description of Document
10.22##†

Master Manufacturing and Supply Agreement, between Aprea Therapeutics AB and Siegfried Hameln GmbH (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-233662))

10.23##+	Atrin Pharmaceuticals LLC 2016 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-265411))

10.24##+	Amendment No. 1 to the 2016 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-265411))

21.1*	Subsidiaries of Aprea Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
##	Previously filed.
*	Filed herewith.
+	Indicates a management contract or compensatory plan.

†

Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that Aprea may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

**

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

Aprea Therapeutics, Inc.

By	/s/ OREN GILAD
Oren Gilad, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Oren Gilad, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OREN GILAD	Chief Executive Officer and President (Principal Executive Officer)	March 30, 2023
Oren Gilad, Ph.D.

/s/ JOHN P. HAMILL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
John P. Hamill

/s/ MARC DUEY	Director	March 30, 2023
Marc Duey

/s/ MICHAEL GRISSINGER	Director	March 30, 2023
Michael Grissinger

/s/ JOHN B. HENNEMAN, III	Director	March 30, 2023
John B. Henneman, III.

/s/ RIFAT PAMUKCU.	Director	March 30, 2023
Rifat Pamukcu, M.D.

/s/ RICHARD PETERS	Director	March 30, 2023
Richard Peters, M.D., Ph.D.

/s/ CHRISTIAN S. SCHADE	Director	March 30, 2023
Christian S. Schade

/s/ BERND R. SEIZINGER	Director	March 30, 2023
Bernd R. Seizinger, M.D., Ph.D.