Form 10-K/A
period 2022-12-31
Aprea Therapeutics, Inc.
filed 2023-04-28
CIK 1781983

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

There were 3,731,570 shares of the registrant’s common stock, $0.001 par value, outstanding as of April 27, 2023.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Aprea Therapeutics, Inc. (the “Company,” “we”, “us”, or “our”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Original Form 10-K”).

This Amendment is being filed to include the information required by Item 10 – “Directors, Executive Officers and Corporate Governance”, Item 11 – “Executive Compensation”, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 – “Certain Relationships and Related Transactions, and Director Independence” and Item 14 – “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K are amended and restated in their entirety as set forth in the Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment, our Chief Executive Officer and Chief Financial Officer Rule 13a-14(a) certifications are included herein.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10- K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of March 31, 2023.

Name	Position(s) at Aprea	Age

Executive Officers
Oren Gilad, Ph.D.	President and Chief Executive Officer	55
John P. Hamill	Senior Vice President, Chief Financial Officer and Secretary	59
Non-Employee Directors
Marc Duey	Director	67
Richard Peters, M.D., Ph.D.	Director	60
Bernd R. Seizinger, M.D., Ph.D.	Director	66
Michael Grissinger	Director	69
Rifat Pamukcu, M.D.	Director	65
John B. Henneman III	Director	61
Christian S. Schade`	Chairman of the Board of Directors	62

Executive Officers

Oren Gilad, Ph.D. has served as our Chief Executive Officer since July 2022. He served as our President and a member of our Board since May 2022, when he was appointed in connection with our acquisition of Atrin Pharmaceuticals, a privately held oncology drug discovery company. Dr. Gilad has more than twenty years of academic, private and public biotechnology industry experience, as well as extensive leadership experience across all phases of drug development. Prior to joining Aprea, from 2011 to 2022, he was the Chief Executive Officer of Atrin Pharmaceuticals, Inc. Prior to founding Atrin Pharmaceuticals, Inc. in 2011, Dr. Gilad had a 13-year academic career, where he authored numerous high impact scientific articles, including one that demonstrated the importance of the ATR pathway in cancer development and prevention. This breakthrough research was conducted at the University of Pennsylvania. Dr. Gilad holds a B.Sc. from the Hebrew University, a Ph.D. and post-doctorate from the University of California at Davis, and a post-doctorate from the University of Pennsylvania.

We believe Dr. Gilad is qualified to serve as our President and Chief Executive Officer and on our Board because of his leadership experience at Atrin and experience in the life sciences industry, as well as his extensive scientific background.

John P. Hamill, has served as our Senior Vice President, Chief Financial Officer and Secretary since January 2023. From June 2020 to January 2023, Mr. Hamill served as Senior Vice President and Chief Financial Officer of Windtree Therapeutics, Inc., a biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Mr. Hamill maintained a consulting practice offering financial and chief financial officer services from September 2019 to June 2020. From August 2018 to August 2019, he served as the Vice President of Finance and Chief Financial Officer of Trevena, Inc., a biopharmaceutical company focused on the development and commercialization of novel medicines for patients with central nervous system disorders. From June 2017 through July 2018, Mr. Hamill maintained a consulting practice offering chief financial officer services such as, amongst other things, raising capital and budgeting. From January 2014 through March 2016, Mr. Hamill was Chief Financial Officer and from April 2016 through May 2017 Chief Executive Officer and Chief Financial Officer for NephroGenex, Inc. Mr. Hamill earned his B.S. with a dual major in Accounting/Business and Computer Science from DeSales University. Mr. Hamill is a Certified Public Accountant and is a member of the Pennsylvania Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Non-Employee Directors

Marc Duey has been a member of our Board since May 2022, when he was appointed in connection with our acquisition of Atrin Pharmaceuticals, Inc. Mr. Duey brings over four decades of experience in the Pharmaceutical and Biotechnology industries and brings a great deal of commercial business, and product launch experience. Since 2012, he has served as a Managing Partner at Duce Management, LLC, a family office fund which focuses on biotech and digital health convergence via early-stage commitments to emerging firms with intellectual property and platform technology of eventual interest to specialty pharmaceutical manufacturers seeking potential therapies for cancer. Mr. Duey was the Founder, President, and CEO of ProMetrics, Inc., from 1993 to 2019, a leading sales and patient-level data aggregator and service provider to the specialty pharmaceutical industry for over two decades. ProMetrics is now the Patient Solutions Division of ConcertAI, a leading real-world data, and AI-based predictive analytics partner to the largest, most ambitious, and dynamic oncology firms. Mr. Duey founded ProMetrics to provide marketing and sales teams with strategic and tactical decision support. Under his direction, the firm helped launch dozens of biopharma products, serviced over 150 clients, and managed thousands of projects. Seven client biotech firms have been acquired by seven large oncology companies, also clients, for a total transaction value of over $150 billion. Prior to founding ProMetrics, Mr. Duey was the founder and President of DuWest Research, an international management consulting firm, with offices on three continents, which specialized in serving the needs of diagnostic and biotechnology firms. Mr. Duey is a member of numerous trade and industry associations and sits on the Board of Directors of several technology companies. He is an adjunct professor at West Chester University in both the Business School and the Pharmaceutical Product Development program (PPD). He serves on the Board of Trustees of International House Philadelphia and is a member of the Leadership Council of the Wistar Institute. He is an active member of the American Society of Clinical Oncology (ASCO), the American Association of Cancer Research (AACR), the American Association of Pharmaceutical Science (AAPS), and the Licensing Executive Society (LES). Mr. Duey holds a B.S. and an M.S. degree in science from the University of Ottawa, and an M.B.A. from the Ivey Business School at Western University, London, Canada.

We believe Mr. Duey is qualified to serve on our Board because of his experience as founder and CEO at ProMetrics and president of DuWest Research, his lengthy career at several pharmaceutical-focused technology company, and his extensive knowledge in the areas of finance and international business transactions.

Richard Peters, M.D., Ph.D. has served as a member of our Board since June 2020. Dr. Peters has more than 25 years of experience developing new therapies for difficult-to-treat diseases. From September 2019 to December 2022, Dr. Peters served as President, Chief Executive Officer and Director at Yumanity Therapeutics Inc. (“Yumanity”), a publicly traded company focused on finding treatments for neurodegenerative disease. Prior to joining Yumanity, Dr. Peters was President & Chief Executive Officer of Merrimack Pharmaceuticals, Inc. (“Merrimack”), a publicly traded pharmaceutical company specialized in developing drugs for the treatment of cancer, from February 2017 to June 2019. Prior to Merrimack, Dr. Peters served as Senior Vice President and Head, Global Rare Diseases at Genzyme (Sanofi), a pharmaceutical company, from April 2014 to January 2017. Dr. Peters currently serves on the board of directors of Kineta, Inc., a publicly held immune-oncology company, and TellBio, Inc, a privately held company focused on next-generation liquid biopsy.

Dr. Peters is a Harvard-trained physician and scientist, has served on the faculty at the Massachusetts General Hospital, and completed a Howard Hughes Medical Institute Fellowship in biophysics at Harvard Medical School. Dr. Peters commenced his medical studies at UC Louvain in Belgium and holds M.D. and Ph.D. degrees from the Medical University of South Carolina.

We believe Dr. Peters is qualified to serve on our Board because of his senior management experience at Yumanity and Merrimack, his experience in the life sciences industry and his scientific background.

Bernd R. Seizinger, M.D., Ph.D. has served as a member of our board of directors since 2015. Dr. Seizinger is a board member in a number of public and private biotech companies in the United States, Europe, and Canada, including Aptose Biosciences Inc., Oxford BioTherapeutics Ltd., Nykode Therapeutics ASA, BioInvent International AB, Oncolytics Biotech Inc. and CryptoMedix Inc. Previously, Dr. Seizinger was President and Chief Executive Officer of GPC Biotech, VP Oncology Drug Discovery at Bristol-Myers Squibb Company, and Executive VP and Chief Scientific

Officer at Genome Therapeutics. Prior to his corporate appointments, he held senior faculty positions at Massachusetts Harvard Medical School, Massachusetts General Hospital and Princeton University.

We believe Dr. Seizinger is qualified to serve on our Board because of his perspective and experience as a leader and board member in the life sciences industry and his strong medical and scientific background.

Michael Grissinger has been a member of our Board since May 2022, when he was appointed in connection with our acquisition of Atrin Pharmaceuticals, Inc. Mr. Grissinger brings decades of experience in business development, strategy, and pharmaceutical licensing leadership roles at global pharmaceutical companies. Mr. Grissinger serves on the board of directors of Akari Therapeutics, Plc, a public company that develops treatments for autoinflammatory diseases involving the complement (C5) and leukotriene (LTB4) pathways, Kira Biotech Pty Ltd, a private biotechnology company developing novel immunomodulatory compounds for the treatment of immune system disorders, Atriva Therapeutics PLC, a private biopharmaceutical company pioneering the development of host-cell-targeting therapies against viral infections and Envisagenics, Inc. an Artificial Intelligence-driven biotechnology company that focuses on the discovery of novel RNA splicing variants that cause cancer and other genetic diseases, . Mr. Grissinger previously served on the board of Atrin Pharmaceuticals, Inc. He retired from Johnson & Johnson in January 2018 after a 22-year career. During his tenure at Johnson & Johnson, Mr. Grissinger held positions of Vice President and Head, Worldwide Pharmaceutical Licensing as well as Vice President and Head of Worldwide Pharmaceutical Corporate Development and M&A

We believe Mr. Grissinger is qualified to serve on our Board because of his senior management experience at Johnson & Johnson, his service on the boards of public and private life science companies, and his extensive experience in the areas of finance, business transactions, and mergers and acquisitions.

Rifat Pamukcu, M.D., has been a member of our Board since May 2022, when he was appointed in connection with our acquisition of Atrin Pharmaceuticals, Inc. Dr. Pamukcu has extensive experience in pharmaceuticals and drug development, with a particular focus on oncology. He was a co-founder, director and CSO of Cell Pathways, a publicly traded pharmaceutical company focused on cancer and cancer prevention that was acquired by OSI Pharmaceuticals in 2003). At Cell Pathways he directed the basic science, preclinical drug development, clinical research, regulatory programs, and various aspects of chemical scale-up and manufacturing, and raised over $140 million of investment capital. He is currently director, President and CEO of RXMP Therapeutics, Inc. since 2016, a private pharmaceutical company that is developing novel systemically delivered hemostatic agents that are designed to arrest or prevent excessive bleeding. Dr. Pamukcu has served as director, President and CEO of Midway Pharmaceuticals DBA MidwayBiome since 2005, a private pharmaceutical company that is developing nonantibiotic approaches to affect GI tract and microbiome interactions to aid in gastrointestinal and systemic disorders. He is a Managing Partner of Corami LLC since 2016, an early-stage therapeutics company developing drug-device combinations that deliver sustained release therapeutics directly to the external surface of the heart. Dr. Pamukcu serves on the Board of Directors of Syantra, Inc. since 2019 (a breast cancer diagnostics company), Sirpant Immunotherapeutics, Inc. since 2021 (a hematological malignancy immunotherapeutics company), and Virion Therapeutics LLC since 2018 (a hepatitis therapeutic vaccine company). He has been a member of the Advisory Council to the National Prostate Cancer Coalition, the GI Oncology Task Force of the American Gastroenterological Association, Executive Steering Committee of the Gastroenterology Research Group and Scientific Advisory Board of the Hereditary Colon Cancer Association. Since 1985, Dr. Pamukcu has authored or co-authored over 110 journal articles, book chapters and abstracts in the fields of gastroenterology, cancer, cancer chemoprevention and signal transduction systems. He is an inventor on over 150 issued or pending patents in the areas of drug discovery and development of agents for cancer prevention and therapeutics, inflammatory bowel disease, osteoporosis and the prevention and treatment of hemorrhage. Dr. Pamukcu holds a B.A. in Biology from John Hopkins University and an M.D. from the University of Wisconsin School of Medicine. He completed his Internal Medicine Residency at Rush Presbyterian St. Lukes Medical Center and his Fellowship in Gastroenterology and Hepatology at the University of Chicago. He was an Assistant Professor in the Division of Digestive Diseases at the University of Cincinnati prior to his joining Cell Pathways, Inc.

We believe Dr. Pamukcu is qualified to serve on our Board because of his CEO and Presidential roles at RXMP Therapeutics, Inc. and Midway Pharmaceuticals, his extensive experience as an advisor to various entities in the life sciences industry and his extensive scientific background.

John B. Henneman III has been a member of our Board since August 2019. Mr. Henneman has more than 25 years of combined financial and operational management experience in the life sciences industry. From July 2018 until November 2018, Mr. Henneman served as the Chief Administrative Officer of NewLink Genetics Corporation (“NewLink”), a biotechnology company. From October 2014 to July 2018, Mr. Henneman served as NewLink’s Executive Vice President and Chief Financial Officer. From 1998 to 2014, Mr. Henneman served at Integra LifeSciences Holdings Corporation (“Integra”), a publicly held medical device company, in various capacities. Before becoming Integra’s Chief Financial Officer in 2007, Mr. Henneman was Chief Administrative Officer, responsible for Integra’s regulatory affairs, quality systems, clinical affairs, human resources, information systems and legal affairs functions, the management of Integra’s surgical instruments business, and Integra’s business development function. Mr. Henneman currently serves on the boards of directors of R1 RCM Inc., a publicly held revenue cycle technology and management services company, Orthofix Medical, Inc., a publicly held medical technology company, Anika Therapeutics, Inc., a publicly-held medical technology company and Alafair Biosciences, Inc., a privately-held medical device company. Mr. Henneman is also senior advisor to Prettybrook Partners, a private equity firm, and a consultant with SparkMed Advisors LLC, which provides consulting and other services to start-up medical device and biotechnology companies.

We believe Mr. Henneman is qualified to serve on our Board because of his senior management experience at NewLink and Integra, his service on the boards of R1 RCM, Inc., Anika Therapeutics, Inc. and Orthofix Medical Inc., and his extensive experience in the areas of finance, financial accounting, business transactions, and mergers and acquisitions.

Christian S. Schade has served as a member of our Board since June 2016 and currently acts as Chairman. From June 2016 until July 2022 he was our President and Chief Executive Officer and, concurrent with the completion of the acquisition of Atrin Pharmaceuticals, Inc., served as Executive Chairman of the Board until January 2023. Mr. Schade has more than 30 years of private and public pharmaceutical and biotechnology industry experience, as well as broad corporate finance expertise from his tenure in investment banking. Prior to joining Aprea, from 2014 to 2015, he was Chief Executive Officer of Novira, a privately held antiviral drug discovery company until it was acquired by Johnson & Johnson. Prior to joining Novira, Mr. Schade was Executive Vice President and Chief Financial Officer of Omthera Pharmaceuticals, Inc. (“Omthera”), a Nasdaq-listed specialty pharmaceuticals company focused on the development and commercialization of new therapies for dyslipidemia until it was acquired by AstraZeneca Plc. He also was Executive Vice President and Chief Financial Officer at NYSE-listed NRG Energy Inc., and from 2000 to 2009, he was Senior Vice President of Administration and Chief Financial Officer at Medarex, Inc. (“Medarex”), a biopharmaceutical company focused on antibody-based therapeutic products for oncology, inflammation, autoimmune disorders, and infectious diseases until it was acquired by Bristol-Myers Squibb Company. Before joining Medarex, Mr. Schade served as Managing Director at Merrill Lynch in London and held various corporate finance and capital markets positions in New York and London for both Merrill Lynch and JP Morgan Chase & Co. Mr. Schade currently serves on the board of directors of Sapience Therapeutics, Inc., and Integra LifeSciences Holdings Corporation, where he chairs the Finance Committee. Mr. Schade received an M.B.A. from the Wharton School at the University of Pennsylvania and an A.B. from Princeton University.

We believe Mr. Schade is qualified to serve as our Chairman and on our Board because of his extensive experience in leadership and management roles at various life sciences companies.

Classified Board of Directors

Our Board consists of directors divided into three classes, with each class holding office for a three-year term. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as practicable, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company.

The composition of our Board is as follows:

Class I (term will expire at the annual meeting of stockholders to be held in 2023)

Marc Duey

Richard Peters, M.D., Ph.D.

Bernd R. Seizinger, M.D., Ph.D.

Class II (term will expire at the annual meeting of stockholders to be held in 2024)

Rifat Pamukcu, M.D.

Michael Grissinger

Class III (term will expire at the annual meeting of stockholders to be held in 2025)

Oren Gilad, Ph.D.

John B. Henneman III

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

Director Independence

Our common stock is listed on The NASDAQ Stock Market (“Nasdaq”). Under the Nasdaq rules, independent directors must comprise a majority of a listed company’s Board of Directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee be independent. Under the Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Our Board has determined that none of Drs. Peters, Seizinger and Pamukcu and Messrs. Grissinger, Henneman and Duey has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors are “independent” directors, as defined under the Nasdaq rules. Mr. Schade is not independent due to his prior role as our Chief Executive Officer, and Dr. Gilad is not independent due to his current role as our President and Chief Executive Officer.

Our Board also determined that Mr. Henneman (Chair), Dr. Seizinger and Mr. Grissinger, who comprise our Audit Committee; Dr. Peters (Chair), Dr. Pamukcu and Mr. Duey, who comprise our Compensation Committee; and Mr. Grissinger (Chair), Drs. Seizinger and Pamukcu and Mr. Henneman, who comprise our Nominating and Corporate

Governance Committee, satisfy the enhanced independence standards for those committees established by applicable SEC rules and the listing standards of Nasdaq.

In making such determination, the Board considered the relationships that each such non-employee director has with us and all other facts and circumstances that the Board deemed relevant in determining their independence, including the beneficial ownership of our common stock by each non-employee director. Our independent directors generally meet in executive session at each regularly scheduled Board meeting.

Board Leadership Structure

The Board does not currently have a formal policy with respect to the separation of the offices of Chief Executive Officer (the “CEO”) and Chairman of the Board. It is the Board’s view that rather than having a rigid policy, the Board, with the advice and assistance of the Nominating and Corporate Governance Committee, and upon consideration of all relevant factors and circumstances, will determine, as and when appropriate, whether the two offices should be combined or separate. Currently, our leadership structure does not combine the offices of CEO and Chairman of the Board. Mr. Schade who was our former CEO now serves only as Chairman of the Board. Neither Mr. Schade nor Dr. Gilad is an independent director. Mr. Henneman is our Lead Independent Director. Our Lead Independent Director chairs the executive sessions of our Board meetings, provides feedback to the CEO and works with the CEO to set agendas for Board meetings. Our Board has concluded that our current leadership structure is appropriate at this time, with the Company benefiting from our CEO’s leadership on the Board, balanced by our Lead Independent Director. Our Board will continue to periodically review the leadership structure and may make such changes in the future as it deems appropriate.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Diversity

Our Company embraces our Board’s diversity of background, experience, culture and other characteristics that make the Board unique. Diversity at the top sets the expectation for inclusion throughout the organization. As a result, we are disclosing specific diversity-related metrics, including self-identified sex, race, and sexual orientation. The Equal Employment Opportunity Commission (“EEOC”) defines an “underrepresented minority” as an individual who self identifies in one or more of the following groups: Black or African American, Hispanic or Latinx, Asian, Native American, or Alaska Native, Native Hawaiian or Pacific Islander or Two or More Races or Ethnicities. The EEOC defines a “LGBTQ+” as an individual who self identifies in one or more of the following groups: lesbian, gay, bisexual, transgender and queer or questioning in regard to their sexual orientation. None of our eight directors self-identify as an underrepresented minority as defined by the EEOC.

Board Diversity Matrix

The table below provides information regarding certain diversity attributes of our directors and nominees as of March 31, 2023, with categories as set forth by Nasdaq Listing Rule 5605(f). The diversity attributes of our directors and nominees are the same and remain unchanged since the record date of our 2022 annual stockholders meeting.

Board Diversity Matrix
Total Number of Directors: 8
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender Identity
Directors	0	8	–	–
Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	8	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	–	1
Did Not Disclose Demographic Background	0

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

The Board of Directors focuses on the overall risks affecting us. The Board has delegated to each Committee the responsibility for the oversight of specific risks. For example:

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

effectiveness of the Board, environmental, social and governance (ESG) matters and reporting and corporate governance.

While each Committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through Committee reports about such risks. Matters of significant strategic risk are considered by our entire Board.

Cybersecurity

Our Audit Committee oversees risks related to information technology, including cybersecurity. In addition, our management periodically briefs our Board on cyber matters relevant to the Company. We carry insurance with coverage for cyber events. We regularly evaluate the security of our information technology systems.

Board Committees

Our Board of Directors has established three standing Committees to assist in discharging its duties: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each member of our Committees is an independent director as defined by the applicable requirements of the SEC and Nasdaq. The primary responsibilities of each of the Committees and the Committee memberships are provided below under the section entitled “Board Attendance, Committee Meetings and Committee Membership.”

The Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee each operate under a written charter that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. Each such Committee has the authority, as its members deem appropriate, to engage legal counsel or other experts or consultants in order to assist the committee in carrying out its responsibilities. Copies of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee are available at https://ir.aprea.com/corporate-governance/documents-and-charters.

In addition to our standing Committees, pursuant to the Contingent Value Rights Agreement (“CVR Agreement”), dated May 16, 2022, between the Company and Computershare Inc. (“Computershare”) entered into in connection with our acquisition of Atrin Pharmaceuticals, Inc., the Board of Directors formed the “Special Committee” in May 2022. The Board of Directors has delegated to the Special Committee the responsibility, authority and discretion during the period beginning May 16, 2022 and ending upon the second anniversary of the date of the consummation of the Merger (as defined in the CVR Agreement) with respect to (i) managing the assets primarily used in or primarily related to the Company’s business of developing and commercializing cancer therapeutics that reactivate mutant p53 tumor suppressor protein, including but not limited to APR-246, or eprenetapopt, APR-548, and all associated analogs, including if further developed or commercialized after the occurrence of the Merger and (ii) conducting any sale process (including engagement of advisors) with respect to a Disposition (as defined in the CVR Agreement) during the Disposition Period. The current members of our Special Committee are Mr. Schade, Mr. Henneman and Mr. Grissinger.

Board Attendance, Committee Meetings and Committee Membership

The following table shows the current membership of these Committees:

Director	Independent	AC	CC	NCGC	SC
Marc Duey	Yes	–	M	–	–
Oren Gilad, Ph.D.	No	–	–	–	–
Michael Grissinger	Yes	M, FE	–	C	M
John Henneman III	Yes	C, FE	–	M	M
Rifat Pamukcu, M.D.	Yes	–	M	M	–
Richard Peters, M.D., Ph.D.	Yes	–	C	–	–
Christian S. Schade	No	–	–	–	M
Bernd Seizinger, M.D., Ph.D.	Yes	M	–	M	–
2022 Meetings	—	4	2	0	N/A

C = Chair

M = Member

FE= Audit Committee Financial Expert

During 2022, the Board of Directors held nine (9) meetings. Each director attended at least 75% of the meetings of the Board and meetings of each Committee on which he or she served. Each director is also encouraged and expected to attend the Company’s annual meeting of stockholders. Each director is also expected to attend our annual stockholder meetings, and all of our current directors attended the 2022 Annual Meeting of Stockholders.

Audit Committee

The members of our Audit Committee are Mr. Henneman (Chair), Mr. Grissinger and Dr. Seizinger, each of whom is a non-employee member of our Board. The composition of our Audit Committee meets the requirements for independence under current Nasdaq listing standards and SEC rules and regulations. Each member of our Audit Committee also meets the financial literacy requirements of the Nasdaq listing standards. Our Audit Committee Chair, Mr. Henneman, and Mr. Grissinger are our Audit Committee financial experts, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and Mr. Henneman and Mr. Grissinger possess financial sophistication, as defined under the listing standards of Nasdaq.

The Audit Committee assists the Board by providing oversight of our financial management, independent auditor and financial reporting procedures, as well as such other matters as directed by the Board or the Audit Committee Charter.

Among other things, the Audit Committee’s responsibilities include, among others:

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

Compensation Committee

The members of our Compensation Committee are Dr. Peters (Chair), Dr. Pamukcu and Mr. Duey. The composition of our Compensation Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of the Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Nominating and Corporate Governance Committee

The current members of our Nominating and Corporate Governance Committee are Mr. Grissinger (Chair), Mr. Henneman, Dr. Pamukcu and Dr. Seizinger. The composition of our Nominating and Corporate Governance Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations.

The Nominating and Corporate Governance Committee identifies qualified individuals for membership on the Board, recommends to the Board the director nominees to fill vacancies on the Board, develops and recommends to the Board a set of corporate governance guidelines and provides oversight of the corporate governance affairs of the Board, as well as such other matters as directed by the Board or the Nominating and Corporate Governance Charter. Among other things, our Nominating and Corporate Governance Committee’s responsibilities include, among others:

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

Compensation Committee Interlocks and Insider Participation

During 2022 none of the members of the Compensation Committee was or is one of our officers or employees, and none of our executive officers has served or serves on the compensation committee or board of any company that employed or employs any member of our Compensation Committee or Board.

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

Code of Business Conduct and Ethics

We have a written Code of Conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. Any amendments to the Code of Conduct, or any waivers of its requirements as they apply to directors and executive officers, will be disclosed on our website within four business days of such amendment or waiver. The Code of Conduct is available at https://ir.aprea.com/corporate-governance/documents-and-charters.

Insider Trading Policies

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers (as defined under Section 16(a) of the Exchange Act), directors and persons who own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based on our records and other information, we believe that each of our executive officers, directors and certain beneficial owners of our common stock complied with all Section 16(a) filing requirements applicable to them during 2022 on a timely basis, except that (i) Oren Gilad, Ph.D., our President, Chief Executive Officer, and one of our directors, filed a Form 4 on March 13, 2023, which was 218 days later with respect the reporting of Dr. Gilad’s conversion of our Series A Non-Voting Convertible Preferred Stock, and (ii) each of Marc Duey and Rifat Pamukcu, M.D. failed to report their conversion of our Series A Non-Voting Convertible Preferred Stock held by them on Form 4.

Item 11. Executive Compensation

As an “emerging growth company” and “small reporting company,” we have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as our principal executive officer during 2022, our next two most highly compensated executive officers in respect of their service to our Company for 2022, and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as one of our executive officers at the end of 2022. We refer to these individuals as our named executive officers. Our named executive officers for 2022 are:

●	Christian S. Schade, our current Chairman of the Board who also served as our Chief Executive Officer until July 28, 2022;
●	Oren Gilad, Ph.D., our current President and Chief Executive Officer;
●	Eyal C. Attar, M.D., our former Chief Medical Officer who served in such role until August 2022;
●	Scott M. Coiante, our former Senior Vice President, Chief Financial Officer who served in such roles until January 30, 2023, and
●	Gregory A Korbel, Ph.D., our former Senior Vice President, Chief Operating Officer who served in such roles through March 31, 2023.

Overview

Our executive compensation program is designed to attract, retain and reward key employees who contribute to our long-term success, to incentivize them to achieve key performance goals, align executive compensation with our business objectives and the interests of our stockholders. The Compensation Committee is generally responsible for determining the compensation of our executive officers. For 2022, the material elements of our executive compensation program were base salary, annual cash bonuses and equity-based compensation in the form of stock options and restricted stock units (“RSUs”).

Compensation-Setting Process

In setting compensation for 2022, our Compensation Committee worked closely with members of our management, including our CEO, and engaged an independent compensation consultant, Pay Governance, to advise it. Pay Governance reports directly to the Compensation Committee and provides various executive compensation services to the Compensation Committee, including advising the Compensation Committee on the principal aspects of our executive compensation program and evolving industry practices and providing market information and analysis regarding the competitiveness of our program design and our award values in relation to performance. Upon request by the Compensation Committee, a representative of Pay Governance attends Compensation Committee meetings.

Pay Governance did not perform any other services for the Company in 2022. Prior to providing the Company any services, the Compensation Committee assessed the independence of Pay Governance and determined that the work performed by Pay Governance for the Compensation Committee did not raise any conflicts of interest. Therefore, Pay

Governance was independent pursuant to the independence standards under Nasdaq and SEC rules and the Compensation Committee.

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

2022 SUMMARY COMPENSATION TABLE

The below table sets forth information concerning the compensation of our named executive officers during the fiscal years ended December 31, 2022, and December 31, 2021. In accordance with the rules promulgated by the SEC, certain columns relating to information that is not applicable have been omitted from this table.

						Non-Equity
						Incentive
Name and						Plan	All Other
Principal			Bonus	Stock	Option Awards	Compensation	Compensation
Position	Year	Salary ($)	($)	Awards ($) (1)	($)(1)	($) (2)	($)	Total ($)
Oren Gilad, Ph.D.`	2022	323,585	—	110,417	121,934	197,252	—	753,188
President and Chief Executive Officer	2021	—	—	—	—	—	—	—
Scott M. Coiante(3)	2022	400,000	—	144,350	325,968	160,000	—	1,030,318
Former Chief Financial Officer	2021	381,100	—	579,000	627,770	155,000	—	1,742,870
Gregory A. Korbel, Ph.D.(4)	2022	310,417	—	55,607	128,010	107,292	—	601,326
Former Chief Operating Officer	2021	271,859	—	145,950	180,429	69,000	—	667,238
Christian S. Schade(5)	2022	328,417	—	182,182	581,672	281,500	—	1,373,771
Chairman and Chief Executive Officer (through July 28, 2022)	2021	530,450	—	993,000	1,444,310	265,225	—	3,232,985
Eyal C. Attar, M.D.(6)	2022	328,956	—	78,078	252,824	115,529	—	775,387
Chief Medical Officer (through August 15, 2022)	2021	450,882	—	648,000	627,770	180,000	—	1,906,652
(1)	Represents the aggregate grant date fair value of RSU and option awards, as applicable, determined in accordance with the Financial Accounting Standards Board Accounting Standards, Codification Topic 718, Compensation — Stock Compensation, or ASC 718. The grant date fair value for the RSU awards was calculated based on the closing stock price on the date of grant. The assumptions used in calculating the grant date fair value of the option awards are included in the Note entitled “Stock Option Plans” to the Annual Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
(2)	The amounts in this column represent annual performance cash bonuses earned in the applicable year.
(3)	Mr. Coiante ceased serving as our Chief Financial Officer on January 30, 2023, but remained employed with us through March 31, 2023, to ensure a smooth transition of his duties and responsibilities. Effective January 30, 2023, John P. Hamill became our Chief Financial Officer.
(4)	Dr. Korbel ceased serving as our Chief Operating Officer on March 31, 2023, and was no longer employed with us as of such date.
(5)	Mr. Schade stepped down as our Chief Executive Officer as of July 28, 2022.
(6)	Dr. Attar ceased serving as our Chief Medical Officer in August 2022 and is no longer employed with us.

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with us. Pursuant to the terms of their respective employment agreements, the base salary amounts for our named executive officers during 2022 were as follows:

Dr. Gilad	$500,000
Mr. Coiante	$400,000
Dr. Korbel	$300,000
Mr. Schade	$563,000
Dr. Attar	$464,408

Please see the “Salary” column of the 2022 Summary Compensation Table above for actual amounts paid in 2022.

Non-Equity Incentive Plan Compensation

Each of our named executive officers are eligible to receive an annual performance cash bonus based on the achievement of pre-established corporate and individual objectives as determined by our Board and our Compensation Committee, in consultation with the Pay Governance and upon review of the recommendations of our CEO for our other named executive officers. For 2022, the corporate performance goals related to completion of certain clinical development program goals with regard to ongoing clinical programs, initiation of new clinical trials, completion of certain research goals related to non-clinical development programs, and completion of certain corporate business and investor relations goals. At the beginning of the performance year, each officer is assigned a target bonus expressed as a percentage of his base salary. Actual bonus payments may be higher or lower than the target bonus amount, as determined by our Board or Compensation Committee, based on the achievement of the pre-established corporate and individual objectives. The target bonus amounts, as a percentage of base salary, in 2022 for Dr. Gilad, Mr. Schade, Dr. Attar, Mr. Coiante, Dr. Korbel were 50%, 50%, 40%, 40%, and 40% respectively.

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

On February 13, 2023, the Compensation Committee determined the level of achievement of goals and approved final bonus amounts payable to the named executive officers. Actual bonus amounts paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the 2022 Summary Compensation Table above.

Equity Compensation

We have historically awarded equity compensation to our named executive officers based on their performance in the form of time-vesting stock options. Generally, grants of equity awards are made on the basis of level of responsibility, continued service to the Company and performance. The equity awards are subject to time-based vesting, contingent upon the named executive officer’s continued employment with the Company, with vesting subject to acceleration in limited circumstances as further explained below. The Compensation Committee determines equity awards after considering Company and individual performance and information and recommendations provided by Pay Governance. With respect to our named executive officers other than our CEO, the Compensation Committee also considers the recommendations of our CEO when determining grant levels.

Our stock option awards have a maximum term of 10 years and typically vest over a four-year period subject to the continued service of the employee through the applicable vesting date, with 25% of the stock options vesting on the first anniversary of the grant date and the remaining 75% of the stock options vesting ratably over the remaining 36 months. The Compensation Committee believes these vesting arrangements encouraged our named executive officers to continue service with us for a longer period of time and remain focused on our multi-year long-term drug development and commercialization programs.

As part of an annual compensation evaluation of our named executive officers at the beginning of each year, the Compensation Committee considers granting other long-term incentive vehicles in addition to stock options. Beginning in 2022, the Compensation Committee, after consultation with Pay Governance and to further reflect market practices and increase the retentive value of our executive compensation program, awarded RSUs to the named executive officers and certain other employees.

The Company also sponsors an employee stock purchase plan that our named executive officers are eligible to participate in.

Employee Benefits

Other than our 401(k) plan described below, the named executive officers are eligible to participate in employee benefits and insurance programs generally made available to full-time officers of the Company. We currently provide broad-based health and welfare benefits that are available to our full-time employees, including our currently employed named executive officers, including health, life, disability, vision, and dental insurance.

During fiscal year 2022, no perquisites were provided by the Company to any named executive officer. Because no perquisite was paid to any named executive officer during 2022, perquisites are not quantified in the “Summary Compensation Table” and “All Other Compensation” table above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2022

The following table summarizes the number of shares of common stock underlying outstanding option awards and the number of shares of common stock underlying outstanding RSU awards for each named executive officer as of December 31, 2022. As of December 31, 2022, none of our named executive officers held any other outstanding equity awards with respect to the Company.

		Option Awards					Stock Awards
		Number of	Number of				Number of		Market Value
		Securities	Securities				Shares or		of Shares or
		Underlying	Underlying	Option			Units of		Units of
		Unexercised	Unexercised	Exercise		Option	Stock That		Stock That
	Grant	Options (#)	Options (#)	Price		Expiration	Have Not Vested		Have Not Vested
Name	Date	Exercisable (1)	Unexercisable (1)	($)		Date	(#)		($) (2)
Oren Gilad, Ph.D.	05/30/2018	2,557	—	8.80		5/29/2028
	07/28/2022	—	7,435	21.80	(3)	7/27/2032
	07/28/2022	—	—	—		—	5,065	(4)	33,530.30

Scott M. Coiante	08/05/2019	9,326	—	219.01		9/30/2026
	10/02/2019	7,541	—	300.00		10/01/2029
	03/24/2020	2,750	—	710.00		3/23/2030
	2/25/2021	7,150	—	120.00		2/24/2031
	3/10/2022	9,295	—	36.40		3/9/2032
	7/28/2022	—	4,460	21.80		7/27/2032
	7/28/2022	—	—	—		—	3,040		20,124.80

Gregory A. Korbel, Ph.D.	2/26/2017	116	—	18.33		9/30/2026
	11/24/2017	1,203	—	20.20		9/30/2026
	2/28/2019	4,131	—	63.82		9/30/2026
	10/02/2019	3,216	—	300.00		10/01/2029
	03/24/2020	640	—	710.00		3/23/2030
	2/25/2021	2,055	—	120.00		2/24/2031
	3/10/2022	3,630	—	36.40		3/9/2032
	7/28/2022	—	1,785	21.80		7/27/2032
	7/28/2022	—	—	—		—	1,215		8,043.30

Christian S. Schade	04/20/2016	26,396	—	18.33		09/30/2026
	11/24/2017	8,022	—	20.20		09/30/2026
	2/28/2019	18,126	—	63.83		09/30/2026
	10/02/2019	15,304	—	300.00		10/01/2029
	3/24/2020	6,350	—	710.00		3/23/2030
	2/25/2021	16,450	—	120.00		2/24/2031
	3/10/2022	21,385	—	36.40		3/9/2032
	7/28/2022	—	2,380	21.80		7/27/2032
	7/28/2022	—	—	—		—	1,620		10,724.40

Eyal C. Attar, M.D.	03/25/2019	13,136	—	63.83		09/30/2026
	10/02/2019	3,881	—	300.00		10/01/2029
	3/24/2020	2,750	—	710.00		3/23/2030
	2/25/2021	7,150	—	120.00		2/24/2031
	3/10/2022	9,295	—	36.40		3/9/2032

(1)	Twenty-five percent of these options vested or were scheduled to vest on the one-year anniversary of the grant date, with the remaining options scheduled to vest in equal monthly installments over the remaining 36 months, subject to the named executive officer’s continued service through the applicable vesting date.
(2)	The amounts in this column are determined by multiplying (i) the number of RSUs shown in the previous column by (ii) $6.62 (the closing price of the Company’s common stock on December 31, 2022).
(3)	These options were subject to accelerated vesting in the event the executive’s employment is terminated by us without “cause” or by the executive due to “good reason” within 12 months following a change in control.

(4)	These RSUs were scheduled to vest in one-third annual increments, subject to the named executive officer’s continued service through the applicable vesting date. These RSUs were subject to accelerated vesting in full upon death, disability or a change in control of the Company and pro-rata vesting for a termination without cause prior to the one-year anniversary of the grant date with respect to the portion of the RSU that was scheduled to vest on the one-year anniversary of the grant date.

Potential Payments Upon Termination or Change in Control

As of December 31, 2022, we were party to employment agreements with each of our named executive officers. These agreements set forth the initial terms and conditions of each executive’s employment with us, including base salary, target annual bonus opportunity and standard employee benefit plan participation. The Compensation Committee determined the terms of the employment agreements after considering the input of the Compensation Committee’s independent consultant and the Company’s historical practices. Except as noted below, these employment agreements provided for “at will” employment. The terms “cause,” “good reason” and “change in control” referred to below are defined in each named executive officer’s employment agreement. The following summary describes the employment agreements as in effect as of December 31, 2022. The employment agreements also provide for a Section 280G “better-of provision” such that payments or benefits that each or our named executive officers receives in connection with a change in control will be reduced to the extent necessary to avoid the imposition of any excise tax under Sections 280G and 4999 of the Code if such reduction would result in greater after-tax payment amount for such named executive officer.

Oren Gilad, Ph.D.

We entered into an employment agreement with Dr. Gilad which became effective in May 2022. Dr. Gilad’s employment agreement provides for “at will” employment, a base salary of $500,000 per year, an annual target bonus opportunity equal to 50% of his base salary, and participation in Aprea’s long-term equity incentive program. Under the terms of Dr. Gilad’s employment agreement, in the event that he is terminated by us without “cause” or he terminates his employment for “good reason,” he will be entitled to receive, upon execution and effectiveness of a release of claims, (i) continued payment of his then-current base salary for a period of 12 months following termination, (ii) an annual bonus for the year of termination equal to his target annual bonus opportunity and prorated based on the number of days in the calendar year that have elapsed prior to the date of termination, and (iii) a direct payment by us of the medical, vision and dental coverage premiums due to maintain any COBRA coverage for which he and his dependents are eligible and for which he has appropriately elected through the earlier of (x) 12 months following termination and (y) the date he becomes employed by another entity or individual. Upon a termination without “cause” or due to “good reason,” during the 12-month period following a “change of control,” Dr. Gilad is entitled to 18 months of continued base salary and reimbursement for COBRA coverage premiums rather than 12 months.

If we terminate Dr. Gilad with cause, he resigns without good reason or he terminates due to death or disability, then he will not be entitled to receive severance benefits.

Under the employment agreement, Dr. Gilad is prohibited from disclosing our confidential information and is subject to non-competition and non-solicitation restrictive covenants for 12 months post-termination.

Christian S. Schade

We entered into an employment agreement with Mr. Schade which became effective in October 2019 in connection with the closing of our initial public offering (“IPO”). Mr. Schade's employment agreement provides for "at will" employment, a base salary of $500,000 per year, an annual target bonus opportunity equal to 50% of his base salary, and participation in Aprea's long-term equity incentive program. Under the terms of Mr. Schade’s employment agreement, in the event that he is terminated by us without “cause” or he terminates his employment for “good reason,” he will be entitled to receive, upon execution and effectiveness of a release of claims, (i) continued payment of his then-current base salary for a period of 12 months following termination, (ii) an annual bonus for the year of termination equal to his target annual bonus opportunity and prorated based on the number of days in the calendar year that have elapsed prior to the date of termination, and (iii) a direct payment by us of the medical, vision and dental coverage premiums due to maintain any COBRA coverage for which he and his dependents are eligible and for which he has appropriately elected through the earlier of (x) 12 months following termination and (y) the date he becomes employed by another entity or individual. Upon a termination without “cause” or due to “good reason,” during the 12-month period following a “change of control,” Mr. Schade is entitled to 18 months of continued base salary and reimbursement for COBRA coverage premiums rather than 12 months.

If we terminate Mr. Schade with cause, he resigns without good reason or he terminates due to death or disability, then he will not be entitled to receive severance benefits.

Under the employment agreement, Mr. Schade is prohibited from disclosing our confidential information and is subject to non-competition and non-solicitation restrictive covenants for 12 months post-termination.

Mr. Schade was no longer employed with the us as of January 28, 2023 and in exchange for a general release of claims in favor of us, Mr. Schade received: (i) 12 months of his annual base salary over the twelve-month period following January 28, 2023, and (ii) a monthly payment equal to the monthly employer contribution that we would have made to provide health insurance to Mr. Schade if Mr. Schade had remained employed with us until the earliest of (A) the twelve (12) month anniversary of January 28, 2023; (B) the date that Mr. Schade becomes eligible for group medical plan benefits under any other employer's group medical plan; or (C) the cessation of Mr. Schade's health continuation rights under COBRA

Eyal C. Attar, M.D.

We entered into an employment agreement with Dr. Attar which became effective in October 2019 in connection with the closing of the IPO. Dr. Attar’s employment agreement provides for “at will” employment, a base salary of $425,000 per year, an annual target bonus opportunity equal to 40% of his base salary, and participation in Aprea’s long-term equity incentive program. Under the terms of Dr. Attar’s employment agreement, in the event that he is terminated by us without “cause” or he terminates his employment for “good reason,” he will be entitled to receive, upon execution and effectiveness of a release of claims, (i) continued payment of his then-current base salary for a period of nine months following termination, (ii) an annual bonus for the year of termination equal to his target annual bonus opportunity and prorated based on the number of days in the calendar year that have elapsed prior to the date of termination, and (iii) a direct payment by us of the medical, vision and dental coverage premiums due to maintain any COBRA coverage for which he and his dependents are eligible and for which he has appropriately elected coverage through the earlier of (x) nine months following termination and (y) the date he becomes employed by another entity or individual. Upon a termination without “cause” or due to “good reason,” during the 12-month period following a “change of control,” Dr. Attar is entitled to 12 months of continued base salary and reimbursement for COBRA coverage premiums rather than nine months.

If we terminate Dr. Attar with cause, he resigns without good reason or he terminates due to death or disability, then he will not be entitled to receive severance benefits.

Under the employment agreement, Dr. Attar is prohibited from disclosing our confidential information and is subject to non-competition and non-solicitation restrictive covenants for 12 months post-termination.

Dr. Attar was no longer employed with the us as of August 16, 2022 and in exchange for a general release of claims in favor of us, Dr. Attar received: (i) 9 months of his annual base salary over the nine-month period following August 16, 2022, and (ii) a monthly payment equal to the monthly employer contribution that we would have made to provide health insurance to Dr. Attar if Dr. Attar had remained employed with us until the earliest of (A) the nine (9) month anniversary of August 16, 2022; (B) the date that Dr. Attar becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of Dr. Attar’s health continuation rights under COBRA

Scott M. Coiante

We entered into an employment agreement with Mr. Coiante which became effective in October 2019 in connection with the closing of the IPO. Mr. Coiante's employment agreement provides for "at will" employment, a base salary of

$350,000 per year, an annual target bonus opportunity equal to 40% of his base salary, and participation in Aprea's long-term equity incentive program. Under the terms of Mr. Coiante’s employment agreement, in the event that he is terminated by us without “cause” or he terminates his employment for “good reason,” he will be entitled to receive, upon execution and effectiveness of a release of claims, (i) continued payment of his then-current base salary for a period of nine months following termination, (ii) an annual bonus for the year of termination equal to his target annual bonus opportunity and prorated based on the number of days in the calendar year that have elapsed prior to the date of termination, and (iii) a direct payment by us of the medical, vision and dental coverage premiums due to maintain any COBRA coverage for which he and his dependents are eligible and for which he has appropriately elected coverage through the earlier of (x) nine months following termination and (y) the date he becomes employed by another entity or individual. Upon a termination without “cause” or due to “good reason,” during the 12-month period following a “change of control” Mr. Coiante is entitled to 12 months of continued base salary and reimbursement for COBRA coverage premiums rather than nine months.

If we terminate Mr. Coiante with cause, he resigns without good reason or he terminates due to death or disability, then he will not be entitled to receive severance benefits.

Under the employment agreement, Mr. Coiante is prohibited from disclosing our confidential information and is subject to non-competition and non-solicitation restrictive covenants for 12 months post-termination.

Mr. Coiante was no longer employed with the us as of March 31, 2023 and in exchange for a general release of claims in favor of us, Mr. Coiante received: (i) 12 months of his annual base salary over the twelve-month period following March 31, 2023, and (ii) a monthly payment equal to the monthly employer contribution that we would have made to provide health insurance to Mr. Coiante if Mr. Coiante had remained employed with us until the earliest of (A) the twelve (12) month anniversary of March 31, 2023; (B) the date that Mr. Coiante becomes eligible for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of Mr. Coiante’s health continuation rights under COBRA.

Gregory Korbel, Ph.D.

We entered into an employment agreement with Dr. Korbel which became effective in July 2016. Dr. Korbel’s employment agreement provides for “at will” employment, a base salary of $220,000 per year, an annual target bonus opportunity equal to 20% of his base salary, and participation in Aprea’s long-term equity incentive program. Under the terms of Dr. Korbel’s employment agreement, in the event that he is terminated by us without “cause” or he terminates his employment terminates due to death or disability, he will be entitled to receive, upon execution and effectiveness of a release of claims, continued payment of his then-current base salary for a period of 3 months following termination, Upon a termination without “cause” or termination due to death or disability during the 12-month period following a “change of control,” Dr. Korbel is entitled to 6 months of continued base.

If we terminate Dr. Korbel with cause, he resigns for any reason, then he will not be entitled to receive severance benefits.

Under the employment agreement, Dr. Korbel is prohibited from disclosing our confidential information and is subject to non-competition and non-solicitation restrictive covenants for 12 months post-termination.

On March 28, 2023, we reached a mutual understanding concerning the cessation of Dr. Korbel’s employment with us. In connection with the foregoing, on March 28, 2023 we entered into a Separation Agreement and General Release (the “Separation Agreement”) with Dr. Korbel, pursuant to which Dr. Korbel ceased serving as our Senior Vice President and Chief Operating Officer and an employee effective as of March 31, 2023. During the period beginning on March 31, 2023 and ending on April 30, 2023, Dr. Korbel agreed to assist us as may be reasonably necessary to ensure a smooth transition of his duties and responsibilities. Subject to Dr. Korbel’s non-revocation of a release of claims, continued compliance with the restrictive covenants set forth in his employment agreement, and compliance with the terms of the separation agreement, Dr. Korbel will receive $195,000 payable in equal parts over a six (6) month period beginning on the first payroll date after the effective date of the Separation Agreement, less standard payroll deductions and applicable withholdings.

EQUITY AWARDS

The option award agreements provided for accelerated vesting in the event of certain qualifying termination events. For option awards granted prior to October 2019, unvested options were scheduled to accelerate in the event the executive’s employment was terminated by us without “cause” or by him due to “good reason” within 12 months following a change in control. Option awards granted in October 2019 and thereafter were scheduled to accelerate in full upon death, disability or a change in control of the Company and were scheduled to accelerate on a pro-rata basis for a termination without cause prior to the one-year anniversary of the grant date with respect to the portion of the option that was scheduled to vest on the one-year anniversary of the grant date. In the event of a change in control, the options granted in October 2019 and thereafter were scheduled to be cashed out based on the difference between the fair market value in the change in control and the exercise price.

The RSU awards granted as part of the annual equity award program were scheduled to vest in full upon death, disability or a change in control of the Company and were scheduled to vest on a pro-rata basis for a termination without cause prior to the one-year anniversary of the grant date with respect to the portion of the option that was scheduled to vest on the one-year anniversary of the grant date. For the RSU awards granted in 2021 for retention purposes, the RSUs were scheduled to vest in full upon death, disability or a change in control of the Company and were scheduled to accelerate on a pro-rata basis for a termination without cause with respect to the portion of the option that was scheduled to vest on the next vesting date. Each of our named executive officers, except Dr. Attar, received incentive equity grants in the form of RSUs and stock options in 2022 under our 2019 Stock Incentive Plan.

RETIREMENT PLAN

We maintain a 401(k) retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax or after-tax (Roth) basis, through contributions to the 401(k) Plan. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. The 401(k) plan authorizes employer discretionary match contributions. No employer match contributions were made during 2022. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our named executive officers.

Director Compensation

Compensation Program

The table below depicts our 2022 compensation program for our non-employee directors and was determined after considering input from Pay Governance.

Compensation Elements – Non-Employee Director Compensation Program

Cash
Annual Cash Retainer	$40,000
Lead Independent Director Retainer	$20,000
Annual Committee Chair Retainer
Audit	$7,500
Compensation	$5,000
Nominating and Corporate
Governance	$4,000
Committee Member Retainer
Audit	$7,500
Compensation	$6,000
Nominating and Corporate
Governance	$4,000

Equity
Initial Equity Grant	$185,000 (targeted value) in stock options vesting in three equal annual installments

Annual Equity Retainer	$150,000 (targeted value) in stock options (80%) and RSUs (20%), each vesting on the first anniversary of the date of grant and granted following the annual meeting of stockholders.

Our non-employee directors are also reimbursed for their business-related expenses incurred in connection with attendance at Board and Committee meetings and related activities. Our only employee directors, Mr. Schade (for a portion of 2022) and Dr. Gilad, received no separate compensation for their service on the Board. Please see the 2022 Summary Compensation Table for a summary of the compensation received by Mr. Schade during the period of time he served as our Chief Executive Officer and a summary of the compensation received by Dr. Gilad as our President and Chief Executive Officer in 2022.

2022 Director Compensation

The following table provides summary information regarding 2022 compensation to our non-employee directors.

	Fees Earned or Paid in	Option Awards	Restricted Stock
Name	Cash ($)	($) (1)	Awards ($) (1)	Total ($)
John B. Henneman III	85,769	27,195	6,518	119,482
Richard Peters, M.D., Ph.D.	57,000	27,195	6,518	90,713
Bernd R. Seizinger, M.D., Ph.D.	53,038	27,195	6,518	86,751
Michael Grissinger	34,595	27,195	6,518	68,308
Marc Duey	28,747	27,195	6,518	62,460
Rifat Pamukcu, M.D.	31,210	27,195	6,518	64,923
Christian S. Schade(4)	—	43,792	35,316	79,108
Fouad Namouni, M.D.(3)	24,683	—	—	24,683
Michael A. Kelly(2)	19,243	—	—	19,243
(1)	Represents the aggregate grant date fair value of RSU and option awards, as applicable, determined in accordance with ASC 718. The grant date fair value for the RSU awards was calculated based on the closing stock price on the date of grant. The assumptions used in calculating the grant date fair value of the option awards are included in the Note entitled “Stock Option Plans” to the annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
(2)	Mr. Kelly resigned from the Board effective May 16, 2022.
(3)	Dr. Namouni resigned from the Board effective May 16, 2022.
(4)	Mr. Schade stepped down as our Chief Executive Officer on July 28, 2022 at our 2022 Annual Meeting of Stockholders and did not receive any compensation in connection with his service as a director in 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following sets forth information regarding our equity plans as of December 31, 2022:

	Number of		Weighted Average	Number of Securities
	Securities to be Issued Upon		Exercise Price of	Remaining Available
	Exercise of Outstanding		Outstanding Options,	for Future Issuance
	Options,		Warrants and	Under Equity
Plan Category	Warrants and Rights		Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders	493,008	(1)	$89.49	224,325	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	493,008		$89.49	224,325
(1)	Includes shares issuable pursuant to outstanding stock options (480,274) and outstanding RSUs (12,734) under our 2019 Stock Incentive Plan.
(2)	Includes 12,500 shares available for issuance under our 2019 Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 31, 2023 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each named executive officer identified in the Summary Compensation Table above, (c) each director and nominee for director, and (d) all executive officers and directors as a group.

The percentage of common stock outstanding is based on 3,731,570 shares of our common stock outstanding as of March 31, 2023. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of March 31, 2023 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
5% or Greater Stockholders
AIGH Capital Management, LLC(1)	345,000	9.2%
Oren Gilad, Ph.D.(2)	317,462	8.5%
Sio Capital Management, LLC(3)	280,000	7.5%
Marc Duey(4)	211,538	5.7%

Named Executive Officers and Directors
Christian S. Schade (5)	123,925.	3.2%
Eyal C. Attar, M.D.(6)	36,228	*
Scott M. Coiante (7)	40,275	1.1%
Gregory A. Korbel Ph.D. (8)	16,064	*
Marc Duey (4)	211,538	5.7%
Oren Gilad, Ph.D. (2)	317,462	8.5%
Michael Grissinger (9)	3,631	*
John B. Henneman III (10)	2,817	*
Rifat Pamukcu, M.D. (11)	30,313	*
Richard Peters, M.D., Ph.D. (12)	1,717	*
Bernd R. Seizinger, M.D., Ph.D. (13)	17,346	*

All executive officers and directors as a group (12 persons)(14)	802,316.	20.3%
*	Less than 1%
(1)	Share ownership information is based on a Schedule 13G filed by AIGH Capital Management, LLC and affiliates on March 3, 2023 reporting ownership as of February 23, 2023. Such Schedule 13G reported that each of AIGH Capital Management, LLC, AIGH Investment Partners, L.L.C., and Mr. Orin Hirschman (the “AIGH Persons”) holds shared voting and dispositive power over 345,000 shares in the aggregate. The address for the AIGH Persons is 6006 Berkeley Avenue, Baltimore, MD 21209.
(2)	Consists of (i) 313,705 shares of common stock held by Dr. Gilad, (ii) 1,200 shares common stock held by Dr. Gilad’s adult child, and (iii) 2,557 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023. Dr. Gilad disclaims beneficial ownership of the shares held by his adult child.
(3)	Sio Capital Management, LLC acquired 280,000 shares of common stock in connection with our public offering consummated on February 27, 2023, pursuant to which we sold 1,050,000 shares of our common stock at a public offering price of $5.25 per share. As of March 31, 2023, Sio Capital has not filed statements with the Securities and Exchange Commission pursuant to Section 13(d) or Section 13(g) of the Securities Exchange Act of 1934 regarding such acquisition of our common stock. Sio Capital Management, LLC has a business address at 600 Third Avenue, 2nd Floor, New York, New York 10016.
(4)	Consists of (i) 208,079 shares of common stock held by Mr. Duey, (ii) 602 shares of common stock held by Mr. Duey’s wife, (iii) 300 shares of common stock held by Mr. Duey’s adult child, and (iv) 2,557 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023. Mr. Duey disclaims beneficial ownership of the shares held by his adult child.
(5)	Consists of (i) 11,342 shares of common stock held by Mr. Schade, (ii) 250 shares of common stock held by Mr. Schade’s spouse, (iii) 300 shares of common stock held by Mr. Schade’s adult children, and (iv) 112,033 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023. Mr. Schade disclaims beneficial ownership of the shares held by his adult children.
(6)	Consists of (i) 16 shares of common stock held by Dr. Attar’s adult child and (ii) 36,212 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023. Dr. Attar disclaims beneficial ownership of the shares held by his adult children.
(7)	Consists of (i) 4,213 shares of common stock held by Mr. Coiante, and (ii) 36,062 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023.
(8)	Consists of (i) 1,073 shares of common stock held by Dr. Korbel, and (ii) 14,991 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023.
(9)	Consists of 3,631 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023.
(10)	Consists of (i) 480 shares of common stock held by Mr. Henneman, and (ii) 2,337 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023.
(11)	Consists of (i) 2,557 shares of common stock held by Dr. Pamukcu, (ii) 14,108 shares of common stock held by ZNZ Holdings LLC, of which Dr. Pamukcu serves as Managing Partner, and (iii) 13,648 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023.
(12)	Consists of (i) 230 shares of common stock held by Dr. Peters, and (ii) 1,487 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023.
(13)	Consists of (i) 15,929 shares of common stock held by Dr. Seizinger, and (ii) 1,417 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2023.
(14)	Consists of shares and stock options described in the applicable notes above.

Item 13. Certain Relationships and Related Transactions and Director Independence

Since January 1, 2022, we have not engaged in transactions in which the amount involved exceeded $120,000 and in which our directors, executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any of their affiliates, had a direct or indirect material interest.

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written related-person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was or is to be a participant, where the amount involved exceeds $120,000 and a director, executive officer, directors, executive officers or beneficial holders of more than 5% of any class of our voting securities, or any of their affiliates, had or will have a direct or indirect material interest. Our management is responsible for determining whether a transaction is a related-person transaction subject to our policy, and upon subject determination, is responsible for disclosing the material facts concerning the transaction and the related party’s interest in our transaction to our Audit Committee. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances with respect to the transaction including, without limitation, whether the terms of the proposed transaction are at least as favorable to us as those that might be achieved with an unaffiliated third party. The Audit Committee will evaluate all available options, including ratification, revision, or termination of the transaction.

Director Independence

Please refer to the disclosure in Item 11 under the heading “Director Independence.”

Item 14. Principal Accountant Fees and Services

The Audit Committee works with our management in order to negotiate appropriate fees with EisnerAmper LLP and is ultimately responsible for approving those fees. The following is a summary and description of fees for services provided by Ernst & Young LLP (Iselin, New Jersey, PCAOB ID 42), our former independent registered public accounting firm, in fiscal years 2022 and 2021.

Service	2022	2021
Audit Fees	$420,000	$400,000
Audit-Related Fees	$90,000	$59,000
Tax Fees	—	—
All Other Fees	—	—
Total	$510,000	$459,000

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

All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2022. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our independent registered public accounting firm. The responsibility to pre-approve audit and non-audit services may be delegated by the Audit Committee to one or more members of the Audit Committee; provided that any decisions made by such member or members must be presented to the full Audit Committee at its next scheduled meeting.

CHANGE IN INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 18, 2023, on April 17, 2023, we dismissed Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2023, effective immediately. The decision to dismiss Ernst & Young LLP as our independent registered public accounting firm was at the direction of and approved by the Audit Committee.

The reports of Ernst & Young LLP on our financial statements as of and for the years ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2022 and 2021 and through April 18, 2023, there were no disagreements between us and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreements in connection with its reports for such fiscal years and there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

We provided Ernst & Young LLP with a copy of the disclosures regarding our decision to dismiss them reproduced in this Amendment and received a letter from Ernst & Young LLP addressed to the SEC stating that it agreed with the above statements. This letter was filed as an exhibit to the Current Report on Form 8-K filed with the SEC on April 18, 2023.

On April 17, 2023, the Audit Committee approved the appointment of EisnerAmper LLP, or EisnerAmper, as our new independent registered public accounting firm for the fiscal year ending December 31, 2023. We notified EisnerAmper on April 17, 2023 that it would be engaged as our independent registered public accounting firm. During our two most recent fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through April 17, 2023, neither we nor anyone on our behalf consulted with EisnerAmper regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements and, neither a written report nor oral advice was provided to us that EisnerAmper concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issues, (iii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions), or (iv) any “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

REVIEW OF AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2022

The Audit Committee has reviewed and discussed with our management and Ernst & Young LLP the audited consolidated financial statements of the Company for the year ended December 31, 2022. The Audit Committee has also discussed with Ernst & Young LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC regarding communications between our independent registered public accounting firm and Audit Committee.

The Audit Committee has received and reviewed the written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with Ernst & Young LLP its independence from us.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included our annual report on Form 10-K for the year ended December 31, 2022 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Board of Directors:

John B. Henneman III (Chair)

Michael Grissinger

Bernd R. Seizinger, Ph.D.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

The list of exhibits filed with this Amendment is set forth in the Exhibit Index below. For the remainder of the exhibits, please refer to the Original Form 10-K.

Exhibit
Number	Description of Document
31.3*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2023.

APREA THERAPEUTICS, INC.

By	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oren Gilad	Chief Executive Officer and President (Principal Executive Officer)	April 28, 2023
Oren Gilad, Ph.D.

*	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2023
John P. Hamill

*	Director	April 28, 2023
Marc Duey

*	Director	April 28, 2023
Michael Grissinger

*	Director	April 28, 2023
John B. Henneman, III.

*	Director	April 28, 2023
Rifat Pamukcu, M.D.

*	Director	April 28, 2023
Richard Peters, M.D., Ph.D.

*	Director	April 28, 2023
Christian S. Schade

*	Director	April 28, 2023
Bernd R. Seizinger, M.D., Ph.D.

*By: Oren Gilad
Oren Gilad, Ph.D., as Attorney-in-Fact