Form 10-Q
period 2023-03-31
Aprea Therapeutics, Inc.
filed 2023-05-15
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 001-39069

Aprea Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-2246769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3805 Old Easton Road
Doylestown, Pennsylvania	18902
(Address of principal executive offices)	(Zip Code)

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

There were 3,731,571 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 15, 2023.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

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

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report, in Part I and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$30,995,714	$28,786,647
Prepaid expenses and other current assets	1,022,803	1,366,859
Total current assets	32,018,517	30,153,506
Property and equipment, net	1,912	2,321
Total assets	$32,020,429	$30,155,827
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$826,027	$842,754
Accrued expenses	3,401,361	2,358,332
Total current liabilities	4,227,388	3,201,086
Total liabilities	4,227,388	3,201,086
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 56,227 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	1,311,063	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 3,731,571 and 2,655,269 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	3,731	2,655
Additional paid-in capital	335,215,994	330,060,836
Accumulated other comprehensive loss	(10,561,452)	(10,623,408)
Accumulated deficit	(298,176,295)	(293,796,405)
Total stockholders’ equity	26,481,978	25,643,678
Total liabilities and stockholders' equity	$32,020,429	$30,155,827

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$1,256,542	$4,089,577
General and administrative	3,365,961	3,985,298
Total operating expenses	4,622,503	8,074,875
Other income (expense):
Interest income, net	256,410	1,971
Foreign currency (loss) gain	(13,797)	136,211
Total other income	242,613	138,182
Net loss	$(4,379,890)	$(7,936,693)
Other comprehensive loss:
Foreign currency translation	61,956	(65,505)
Total comprehensive loss	(4,317,934)	(8,002,198)
Net loss per share attributable to common stockholders, basic and diluted	$(1.34)	$(7.25)
Weighted-average common shares outstanding, basic and diluted	3,260,484	1,095,076

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity

Balance, December 31, 2021	—	—	1,092,967	$1,092	$240,999,206	$(10,358,956)	$(181,134,378)	$49,506,964
Vesting of restricted stock units	—	—	5,744	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	2,084,060	—	—	2,084,060
Foreign currency translation	—	—	—	—	—	(65,505)	—	(65,505)
Net loss	—	—	—	—	—	—	(7,936,693)	(7,936,693)
Balance, March 31, 2022	—	$—	1,098,711	$1,098	$243,083,260	$(10,424,461)	$(189,071,071)	$43,588,826

Balance, December 31, 2022	56,227	$1,311,063	2,655,269	$2,655	$330,060,836	$(10,623,408)	$(293,796,405)	$25,643,678
Issuance of common stock, net	—	—	1,050,000	1,050	4,870,815	—	—	4,871,865
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	26,302	26	268,099	—	—	268,125
Stock‑based compensation	—	—	—	—	16,244	—	—	16,244
Foreign currency translation	—	—	—	—	—	61,956	—	61,956
Net loss	—	—	—	—	—	—	(4,379,890)	(4,379,890)
Balance, March 31, 2023	56,227	$1,311,063	3,731,571	$3,731	$335,215,994	$(10,561,452)	$(298,176,295)	$26,481,978

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,379,890)	$(7,936,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	2,942
Stock‑based compensation	16,244	2,084,060
Amortization of right of use lease asset	—	60,825
Foreign currency gain	13,797	(136,211)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	344,056	1,115,261
Accounts payable	(16,727)	214,975
Accrued expenses and other liabilities	1,043,029	(840,380)
Lease liability	—	(60,108)
Net cash used in operating activities	(2,979,081)	(5,495,329)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,788,918	—
Common stock issuance costs	(648,928)	—
Net cash provided by financing activities	5,139,990	—
Change in cash and cash equivalents	2,160,909	(5,495,329)
Effect of exchange rate changes on cash	48,158	71,051
Cash and cash equivalents—beginning of year	28,786,647	53,076,052
Cash and cash equivalents—end of period	$30,995,714	$47,651,774

Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$-	$123,786

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

Series A Preferred Stock—In connection with the Atrin Acquisition, the Company issued 2,949,630 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10 shares of common stock on a pre-reverse stock split basis.

Reverse stock split—On February 10, 2023, the Company effectuated a one-for-twenty reverse stock split of its outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split reduces the Company’s shares of outstanding common stock, stock options and RSU’s. Fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded down to the nearest whole share and cash in lieu of payments were made to stockholders. All share and per share data for all periods presented in the accompanying financial statements and the related disclosures have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

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

The Company believes that the March 31, 2023 cash balance of approximately $31.0 million will be sufficient to fund the Company’s operations into the third quarter of 2024. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Summary of significant accounting policies

The Company's complete listing of significant accounting policies are described in Note 2 to the Company's audited consolidated financial statements as of December 31, 2022 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (or the “SEC”).

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Aprea Therapeutics AB, which was incorporated in May 2009 and Aprea US, Inc., which was incorporated in June 2016 and ATR Merger Sub II LLC which was incorporated in May 2022. Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated.

Unaudited interim consolidated financial statements—The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Series A Convertible Preferred Stock—The Company classifies the Series A convertible preferred stock as temporary equity outside of stockholders’ equity on its accompanying condensed consolidated balance sheets due to certain events that are not within the Company's control. The Series A convertible preferred stock was recorded at fair value upon the acquisition of Atrin in May 2022.

Accounting for leases—The Company accounts for leases in accordance with ASC 842, Leases. The Company elected to apply (i) the practical expedient which allows them to not separate lease and non-lease components, for new leases entered into after adoption and (ii) the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the standard.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31,
	2023	2022
Convertible preferred stock (as converted)	28,112	—
Options to purchase common stock	551,886	287,281
Unvested restricted stock units	30,227	22,916
Total shares of common stock equivalents	610,225	310,197

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

3. Acquisition of Atrin

On May 16, 2022, the Company completed its acquisition of Atrin in accordance with the terms of the Merger Agreement as described in Note 1 – “Nature of business and basis of presentation”. Under the terms of the Merger Agreement, the Company issued 55,869 shares of common stock and 2,949,630 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10 shares of Common Stock. Over a majority of the Series A Preferred Stockholders elected to convert their Series A Preferred Stock into common stock during the second half of 2022 (see Note 6).

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company concluded that the Atrin Acquisition was not the acquisition of a business, as substantially all of the fair value of the non-monetary assets acquired was concentrated in a single identifiable asset, ATRN-119.

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

As a result of the Atrin Acquisition, the Company announced in May 2022 it was closing its research facility in Sweden and reducing its related workforce in Sweden. The closure of the Swedish research facility and the reduction in workforce resulted in total expenses for employee severance and employee benefits of approximately $1.1 million, of which was recorded as of May 16, 2022. As of March 31, 2023, the remaining liability is approximately $0.1 million.

In connection with the Atrin Acquisition, a non-transferable contingent value right (a “CVR”) was distributed to the Aprea stockholders of record as of the close of business on May 13, 2022. Holders of the CVR will be entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy assets in the 2-year period following the closing of the transaction. The CVR had a de minimis value as of May 16, 2022 and March 31, 2023.

4. Leases

The Company is party to operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three months ended March 31, 2023 and 2022 was $19,998 and $74,816, respectively. Rent expense for the three months ended March 31, 2023 is a short-term lease cost since the lease has a term of 12 months or less.

The Company has an operating lease for office and laboratory space in Doylestown, Pennsylvania which is currently set to expire on December 31, 2023. Rent expense under this lease is $101,000 annually and the company has applied the short-term exception to this lease. The Company had an operating lease in Boston, Massachusetts for office space which expired on December 31, 2022. The Company also had an operating lease for office and laboratory space in Solna, Sweden which was terminated effective November 30, 2022. The Company has no lease obligations beyond 2023.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Quantitative information regarding the Company’s leases for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
Lease Cost	2023	2022
Operating lease cost	$—	$60,116
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$—	$64,056
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$123,786
Weighted average remaining lease term (years)	—	0.75-1.25
Weighted average discount rate	—	3.0 - 4.3%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

5. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Professional fees	$389,561	$75,012
Compensation, severance and benefits	1,728,544	1,397,977
Research and development	1,097,765	688,858
Other	185,491	196,485
Total accrued expenses	$3,401,361	$2,358,332

6. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Conversion of Series A Preferred Stock

As discussed in Note 1 and Note 3, the Company issued to the shareholders of Atrin 2,949,630 shares of Series A Preferred Stock as partial consideration of the Atrin Acquisition. Each share of Series A Preferred Stock is convertible into 10 shares of common stock. The Company held a stockholders’ meeting on July 28, 2022 where approval of the conversion of the Series A Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) was received. As of March 31, 2023, a total of 2,893,403 shares of Series A Preferred Stock was converted into 1,446,701 shares of common stock. As of March 31, 2023, a total of 56,227 shares of Series A Preferred Stock remained outstanding.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million (the “2020 Shelf Registration Statement”). On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (“ATM”) offering program and the Company filed a Prospectus Supplement dated September 2, 2022, for the sale of up to $14,744,728 of shares of the Company’s common stock pursuant to its ATM offering program. The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold in connection with the ATM offering program. The Company is currently subject to General Instruction I.B.6 of Form S-3, as a result of which the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using the 2020 Shelf Registration Statement is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. The Company will remain subject to this one-third limitation until such time as the Company’s public float exceeds $75 million. So long as the aggregate market value of the Company’s common stock held by non-affiliates is less than $75 million, the Company will not sell shares under the ATM with a value of more than one-third of the aggregate market value of the Company’s common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. During the three months ended March 31, 2023, the Company issued and sold 26,302 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.3 million after deducting approximately $8,000 in issuance costs. The Company did not sell any stock under the ATM offering program during the three months ended March 31, 2022.

In February 2023, the Company issued and sold 1,050,000 shares of common stock at a public offering price of $5.25 per share pursuant to the 2020 Shelf Registration Statement resulting in net proceeds to the Company of approximately $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $16,244, and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.

7. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three months ended March 31, 2023 and 2022. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2023 and December 31, 2022, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2023 and 2022.

8. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2023, the Company has not recorded a provision for any contingent losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, on our Quarterly Report for the period ended March 31, 2023 and in our Annual Report on Form 10-K for the year ended December 31, 2022, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Aprea Therapeutics AB was originally incorporated in 2002 and commenced principal operations in 2006. On September 20, 2019, we consummated a reorganization, pursuant to which all of the issued and outstanding stock and options of Aprea Therapeutics AB were exchanged for common stock, preferred stock or options, as applicable, of Aprea Therapeutics, Inc. As a result, Aprea Therapeutics AB became a wholly owned subsidiary of Aprea Therapeutics, Inc.

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

We have several additional, wholly owned preclinical synthetic lethality programs. We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is ATRN-1051, and we anticipate filing of an IND for ATRN-1051 by the end of 2023. In addition, we have a preclinical research program directed at a second-generation ATR inhibitor, APR-354. Finally, we also have an early preclinical research program, which is aimed at identification of novel inhibitors of a distinct protein involved in DDR.

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

Prior to the acquisition of Atrin, we were engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. Our lead product candidate was APR-246, or eprenetapopt. Following our failed pivotal Phase 3 trial in December 2020, we engaged in a thorough evaluation of strategic options leading to the acquisition of Atrin and shifting our focus to the Atrin assets. We do not currently have any ongoing preclinical studies or clinical trials involving our reactivators of mutant p53 and our primary focus is on the discovery and development of molecules targeting DDR pathways in oncology through synthetic lethality.

We have assembled a team with extensive experience in the discovery, development and commercialization of oncology drugs to support our mission of developing novel synthetic lethality-based cancer therapeutics.

Corporate Background

Aprea Therapeutics AB, or Aprea AB, was originally incorporated in 2002 and commenced principal operations in 2006. We incorporated Aprea Therapeutics, Inc. (the “Company”) in May 2019. In September 2019 we completed a corporate reorganization and, as a result, all of the issued and outstanding stock of Aprea AB was exchanged for common stock, preferred stock or options, as applicable, of the Company As a result of such transactions, Aprea AB became a wholly owned subsidiary of the Company. On May 16, 2022 we completed the acquisition of Atrin as more fully described below.

We have devoted substantially all of our resources to developing our product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through private placements of preferred stock, the net proceeds received from the initial public offering (IPO) of our common stock and sales of common stock through a public offering and through our at-the-market (“ATM”) program.

Agreement and Plan of Merger

On May 16, 2022, we acquired Atrin in accordance with the terms of the Merger Agreement. The consummation of the Merger was not subject to approval of our stockholders. The Atrin Acquisition was accounted for as an asset acquisition for accounting purposes (see Note 3 to our consolidated financial statements).

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

Through March 31, 2023, a total of 2,893,403 shares of Series A Non-Voting Convertible Preferred Stock were converted into 1,446,701 shares of common stock. As of March 31, 2023, a total of 56,227 shares of Series A Non-Voting Convertible Preferred Stock remained outstanding.

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

Reverse Stock Split

On November 16, 2022, our stockholders approved a proposal at a special meeting of stockholders to amend our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) to effect a reverse stock split (“Reverse Stock Split”) of our common stock, par value $0.001 (the “Common Stock”) at a ratio of between one-for-3 and one-for-20, inclusive (the “Split Ratio Range”), with the final determination of such ratio within the Split Ratio Range to be approved by the Board of Directors (the “Board”) following stockholder approval. Following the special meeting, the Board approved a final split ratio of one-for-20. Following such approval, we filed an amendment to our Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, with an effective time of 5:00 p.m. on February 10, 2023. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. The Reverse Stock Split affected all shares of our Common Stock outstanding immediately prior to the effective date of the Reverse Stock Split, as well as the number shares of common stock available for issuance under our equity incentive plans. In addition, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options and restricted stock units outstanding.

Components of our results of operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for any of our product candidates are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements that we may enter into with third parties. Additionally, we may generate revenue through grants from government and other (non-government) organizations.

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$1,256,542	$4,089,577	$(2,833,035)
General and administrative	3,365,961	3,985,298	(619,337)
Total operating expenses	4,622,503	8,074,875	(3,452,372)
Other income (expense):
Interest income	256,410	1,971	254,439
Foreign currency (loss) gain	(13,797)	136,211	(150,008)
Total other income (expense)	242,613	138,182	104,431
Net loss	$(4,379,890)	$(7,936,693)	$3,556,803

Research and development expenses

	Three Months Ended March 31,
	2023	2022	Change
APR-246	$(22,415)	$1,591,898	$(1,614,313)
ATRN-119	653,619	—	653,619
ATRN-1051	166,588	—	166,588
Other early-stage development programs	81,089	755,392	(674,303)
Unallocated research and development expenses	377,661	1,742,287	(1,364,626)
Total research and development expenses	$1,256,542	$4,089,577	$(2,833,035)

Research and development expenses for the three months ended March 31, 2023 were approximately $1.3 million, compared to approximately $4.1 million for the three months ended March 31, 2022. The overall decrease of $2.8 million was primarily due to the following:

●	a decrease of $1.6 million related to the close out of our clinical trials of eprenetapopt and APR-548;
●	a decrease of $0.7 million in pre-clinical development activities; and
●	a decrease of $0.7 million in personnel costs primarily related to the close out of our research facility in Sweden during 2022.
●	a decrease of $0.7 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin Acquisition which occurred in the second quarter of 2022.

The above decreases were offset, in part by:

●	an increase of $0.7 million related to our Phase 1/2a clinical trial evaluating ATRN-119 which enrolled its first subject in Q1 2023; and
●	an increase of $0.2 million related to IND enabling studies for ATRN-1051, our small molecule WEE1 inhibitor.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 were approximately $3.4 million, compared to approximately $4.0 million for the three months ended March 31, 2022. The decrease of $0.6 million was primarily related to:

●	a decrease of $1.3 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin Acquisition which occurred in the second quarter of 2022; and
●	a decrease in insurance premiums of $0.6 million.

The above decrease was offset, in part by the following:

●	an increase of $1.3 million in personnel costs primarily related to severance expense for our former executives.

Other income and expense

Foreign currency loss for the three months ended March 31, 2023 was $13,797 compared to a foreign currency gain of $0.1 million for the three months ended March 31, 2022. The change in the foreign currency of $0.2 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Interest income, net for the three months ended March 31, 2023 and 2022 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of March 31, 2023, we had cash and cash equivalents of $31.0 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024.

Our net losses were $4.4 million and $7.9 million for the three months ended March 31, 2023 and 2022, respectively and $112.7 million, $37.1 million and $53.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of March 31, 2023, we had an accumulated deficit of $298.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(2,979,081)	$(5,495,329)
Investing activities	—	—
Financing activities	5,139,990	—
Change in cash and cash equivalents	$2,160,909	$(5,495,329)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $3.0 million for the three months ended March 31, 2023 compared to $5.5 million for the three months ended March 31, 2022. The decrease in cash used in operating activities of $2.5 million was primarily attributable to a decrease in our net loss of $3.6 million and a change in operating assets and liabilities of $0.9 million, partially offset by a decrease in non-cash stock-based compensation of $2.1 million.

Investing activities.

No cash was used in investing activities for the three months ended March 31, 2023 and 2022.

Financing activities.

Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2023. Cash provided by financing activities for the three months ended March 31, 2023 was attributable to the net proceeds of $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million, received from the sale of 1,050,000 shares of common stock in February 2023 and the net proceeds of approximately $0.3 million, after deducting approximately $8,000 in issuance costs, received from sales of common stock under our ATM program. No cash was provided by financing activities for the three months ended March 31, 2022.

Funding requirements

We expect our expenses to increase in connection with our ongoing and planned development activities. In addition, we have incurred and continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

●	initiate and conduct clinical trials and additional preclinical research for our product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development and any future commercialization efforts; and

●	continue to operate as a public company.

Furthermore, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

As of March 31, 2023, we had cash and cash equivalents of $31.0 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties and grants from government and other (non-government) organizations. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. In addition, our ability to engage in certain types of capital raising transactions may be limited by the Listing Rules of the Nasdaq Stock Market and/or General Instruction I.B.6 of Form S-3 if the market value of our common stock held by non-affiliates is ever below $75 million at a time we seek to utilize our effective registration statement on Form S-3.

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

Contractual obligations and commitments

For additional details regarding our contractual obligations, see Note 4 “Leases” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Shelf Registration Statement

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million, or the 2020 Shelf Registration Statement. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market offering program and we filed a Prospectus Supplement dated September 2, 2022 for the sale of up to $14,744,728 of shares of our common stock pursuant to our ATM offering program. We are currently subject to General Instruction I.B.6 of Form S-3, as a result of which the amount of funds we can raise through primary public offerings of securities in any 12-month period using the 2020 Shelf Registration Statement is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will remain subject to this one-third limitation until such time as our public float exceeds $75 million. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the ATM with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. During the three months ended March 31, 2023, the Company issued and sold 26,302 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.3 million after deducting approximately $8,000 in issuance costs. The Company did not sell any stock under the ATM offering program during the three months ended March 31, 2022.

In February 2023, we issued and sold 1,050,000 shares of common stock at a public offering price of $5.25 per share pursuant to the 2020 Shelf Registration Statement resulting in net proceeds to the Company of approximately $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of March 31, 2023, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below, together with the information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.

Risk Factor Summary

An investment in our securities is subject to various risks, these risks include, among others, the brief bulleted list of our principal risk factors set forth below that make an investment in our company speculative or risky.

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of our lead product candidate, ATRN-119, which is currently in clinical development. Our clinical trials of ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing ATRN-119 in clinical trials and we have not tested ATRN-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

The summary risk factors described above should be read together with the text of the full risk factors below in this section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $4.4 million for the three months ended March 31, 2023, and $112.7 million, $37.1 million and $53.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our accumulated deficit was $298.2 million and $293.8 million as of March 31, 2023 and December 31, 2022, respectively. We have not generated any revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that our lead product candidate, ATRN-119, which we acquired in connection with the acquisition of Atrin Pharmaceuticals, Inc. is currently in clinical development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.*

Developing drug products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. Furthermore, since the completion of our IPO, we have incurred and expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. The recent uncertainty and volatility in financial markets which in turn may make raising additional funds even more difficult or impossible for us. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.

We believe that our existing cash and cash equivalents as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

The success of ATRN-119 will depend on several factors, including the following:

●	successful initiation, successful patient enrollment and timely completion of clinical trials of ATRN-119;
●	successful initiation and successful patient enrollment and completion of additional clinical trials, for ATRN-119 or our other product candidates;
●	the impact of any outbreak or pandemic, such as COVID-19, on our operations, ability to conduct clinical trials and on the ability of our regulators to review and approve our product candidates;
●	our ability to demonstrate ATRN-119’s safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for ATRN-119;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;

●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost-effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of ATRN-119 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

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

We are in the early stages of testing ATRN-119 in clinical trials and we have not tested ATRN-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials. *

We are in the early stages of testing ATRN-119 in clinical trials and we have not tested ATRN-1051 in clinical trials. The results of preclinical studies, whether or not conducted by us, may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials that we are conducting today and that we may commence in the future may not be predictive of the results of the later-stage clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates ATRN-119 and ATRN-1051 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed in later stage clinical trials. In particular, the small number of patients in our current and planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their product candidates. Our current clinical trials for ATRN-119 and future clinical trials for ATRN-1051 may not ultimately be successful or support further clinical development. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question;
●	patients’ and clinicians’ perceived risks and benefits of the product candidate under study;
●	competing clinical trials;
●	efforts to facilitate timely enrollment in clinical trials;
●	physicians’ attitudes and practices with respect to clinical trial enrollment;
●	the ability to monitor patients adequately during and after treatment, including as a result of the impact of COVID-19;
●	proximity and availability of clinical trial sites for prospective patients; and
●	continued enrollment of prospective patients by clinical trial sites.

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

In general, our clinical trials of ATRN-119 will include cancer patients who are very sick and whose health is deteriorating. We expect that patients may experience adverse events, serious adverse events or may die during their participation in our future clinical trials for ATRN-119 or other product candidates. Because ATRN-119 has not yet been studied in clinical studies involving humans, we cannot predict with certainty what adverse events may occur in our clinical trials. Any adverse events, serious adverse events, or deaths occurring in our clinical trials, whether related to our product candidates or not, could affect perceptions relating to our product candidates. In addition, our previous clinical trials of eprenetapopt include cancer patients who were very sick and whose health is deteriorating, and we expect that additional clinical trials of eprenetapopt and our other product candidates will include similar patients with deteriorating health. Multiple patients in these trials have experienced adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness, fatigue, and neutropenia. Some patients in these trials have experienced serious adverse events. The most common serious adverse events include febrile neutropenia, pneumonia, sepsis, and pyrexia.

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

We are also developing ATRN-1051, which is an orally bioavailable small molecule inhibitor of WEE1, a key regulator of multiple phases of the cell cycle. We are aware of other product candidates that are in preclinical and clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates developed by Debiopharm, IMPACT Therapeutics, Schrodinger and Zentalis Pharmaceuticals, among others. If ATRN-1051 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action.

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

The reactivation of p53 is a novel and unproven therapeutic approach and our development of eprenetapopt may never lead to a marketable product.*

We believe that mutant p53 still has the potential to be an attractive target for novel cancer therapy due to the high incidence of p53 mutations across a range of cancer types and the universally inferior prognosis for cancer patients with mutated p53. However, to our knowledge, no one has advanced a product candidate with this mechanism of action into the market. The scientific evidence to support the feasibility of developing these product candidates is both preliminary and limited. For instance, even though eprenetapopt has shown promising results in preclinical studies and early-stage clinical trials, we may not succeed in demonstrating safety and efficacy of eprenetapopt in larger-scale clinical trials. In December 2020, we announced that our pivotal Phase 3 trial failed to meet its predefined primary endpoint of complete remission (CR) rate. On August 4, 2021, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the clinical trials of eprenetapopt in combination with azacitidine in our myeloid malignancy programs. On August 11, 2021, the FDA placed a clinical hold on our clinical trial evaluating eprenetapopt with acalabrutinib or with venetoclax and rituximab in lymphoid malignancies. In the first quarter of 2022, FDA notified us that it would continue the partial clinical hold on three ongoing clinical studies in our myeloid program. However, we received clearance from FDA to proceed under our existing IND with a new trial in R/R MDS and AML.

Given these results, FDA feedback and the costs of continuing the p53 reactivator development programs, we have shifted our primary focus of our activities to the discovery and development of molecules targeting DDR pathways in oncology through synthetic lethality. Advancing eprenetapopt as a novel product to reactivate p53 creates significant challenges for us, including:

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

Our product candidates could fail to receive marketing approval, or marketing approval for our product candidates could be limited or delayed, for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission and applications or to obtain marketing approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may fail to approve any companion diagnostics that may be required in connection with approval of our therapeutic product candidates;
●	the FDA or the applicable foreign regulatory agency may fail to approve the formulation, labeling and/or the specifications for our product candidate;
●	changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Risks related to employee matters and managing growth

Our future success depends on our ability to retain our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and to attract, retain and motivate qualified personnel.*

We are highly dependent on Oren Gilad, Ph.D., our President and Chief Executive Officer and John P. Hamill, our Senior Vice President and Chief Financial Officer, as well as the other principal members of the scientific team. Our agreements with Dr. Gilad and Mr. Hamill do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. However, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We may have taxable income as a result of the purging election made following the Holdco Reorganization

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2023, we had outstanding 3,731,571 shares of common stock. In addition, 56,227 shares of common stock are issuable upon the conversion of preferred stock issued in connection with the Merger.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three months ended March 31, 2023.

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

Through March 31, 2023, we have used approximately $65.4 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits.

Exhibit Index

Exhibit
Number	Description of Document

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Aprea Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 13, 2023)

10.1+	Employment Agreement between Aprea Therapeutics, Inc. and John P. Hamill (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 30, 2023).

10.2+

Confidential Severance Agreement and General Release between Aprea Therapeutics, Inc. and Scott M. Coiante (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on March 30, 2023).

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

+	Indicates a management contract or compensatory plan.
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

Date: May 15, 2023	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023

	By:	/s/ John P. Hamill
John P. Hamill
Chief Financial Officer (Principal Financial and Accounting Officer)