Form 10-Q
period 2023-06-30
Aprea Therapeutics, Inc.
filed 2023-08-10
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 3,736,673 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 10, 2023.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$27,685,131	$28,786,647
Prepaid expenses and other current assets	953,670	1,366,859
Total current assets	28,638,801	30,153,506
Property and equipment, net	1,687	2,321
Restricted cash	40,180	—
Total assets	$28,680,668	$30,155,827
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,131,197	$842,754
Accrued expenses	2,819,624	2,358,332
Total current liabilities	3,950,821	3,201,086
Total liabilities	3,950,821	3,201,086
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 56,227 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	1,311,063	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 3,731,571 and 2,655,269 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	3,731	2,655
Additional paid-in capital	335,485,317	330,060,836
Accumulated other comprehensive loss	(10,634,872)	(10,623,408)
Accumulated deficit	(301,435,392)	(293,796,405)
Total stockholders’ equity	23,418,784	25,643,678
Total liabilities and stockholders' equity	$28,680,668	$30,155,827

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Grant revenue	$249,688	$—	$249,688	$—
Operating expenses:
Research and development	2,202,657	6,811,609	3,459,199	10,901,186
General and administrative	1,698,712	15,633,738	5,064,673	19,619,036
Acquired in-process research and development	—	76,020,184	—	76,020,184
Total operating expenses	3,901,369	98,465,531	8,523,872	106,540,406
Loss from operations	(3,651,681)	(98,465,531)	(8,274,184)	(106,540,406)
Other income:
Interest income, net	336,221	52,491	592,631	54,462
Foreign currency gain	56,363	154,566	42,566	290,777
Total other income	392,584	207,057	635,197	345,239
Net loss	$(3,259,097)	$(98,258,474)	$(7,638,987)	$(106,195,167)
Other comprehensive loss:
Foreign currency translation	(73,420)	157,655	(11,464)	92,150
Total comprehensive loss	(3,332,517)	(98,100,819)	(7,650,451)	(106,103,017)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(86.72)	$(2.18)	$(95.31)
Weighted-average common shares outstanding, basic and diluted	3,731,571	1,133,092	3,497,329	1,114,189

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity

Balance, December 31, 2021	—	—	1,092,967	$1,092	$240,999,206	$(10,358,956)	$(181,134,378)	$49,506,964
Vesting of restricted stock units	—	—	5,744	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	2,084,060	—	—	2,084,060
Foreign currency translation	—	—	—	—	—	(65,505)	—	(65,505)
Net loss	—	—	—	—	—	—	(7,936,693)	(7,936,693)
Balance, March 31, 2022	—	$—	1,098,711	$1,098	$243,083,260	$(10,424,461)	$(189,071,071)	$43,588,826

Issuance of preferred stock upon acquisition of Atrin	2,949,630	$68,777,468	—	—	—	—	—	—
Issuance of common stock upon acquisition of Atrin	—	—	55,869	56	1,329,643	—	—	1,329,699
Value of assumed stock options	—	—	—	—	2,602,850	—	—	2,602,850
Vesting of restricted stock units	—	—	15,507	16	(16)	—	—	—
Stock‑based compensation	—	$—	—	—	14,801,615	—	—	14,801,615
Foreign currency translation	—	—	—	—	—	157,655	—	157,655
Net loss	—	—	—	—	—	—	(98,258,474)	(98,258,474)
Balance, June 30, 2022	2,949,630	$68,777,468	1,170,087	$1,170	$261,817,352	$(10,266,806)	$(287,329,545)	$(35,777,829)

Balance, December 31, 2022	56,227	$1,311,063	2,655,269	$2,655	$330,060,836	$(10,623,408)	$(293,796,405)	$25,643,678
Issuance of common stock, net	—	—	1,050,000	1,050	4,870,815	—	—	4,871,865
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	26,302	26	268,099	—	—	268,125
Stock‑based compensation	—	—	—	—	16,244	—	—	16,244
Foreign currency translation	—	—	—	—	—	61,956	—	61,956
Net loss	—	—	—	—	—	—	(4,379,890)	(4,379,890)
Balance, March 31, 2023	56,227	$1,311,063	3,731,571	$3,731	$335,215,994	$(10,561,452)	$(298,176,295)	$26,481,978

Stock‑based compensation	—	—	—	—	269,323	—	—	269,323
Foreign currency translation	—	—	—	—	—	(73,420)	—	(73,420)
Net loss	—	—	—	—	—	—	(3,259,097)	(3,259,097)
Balance, June 30, 2023	56,227	$1,311,063	3,731,571	$3,731	$335,485,317	$(10,634,872)	$(301,435,392)	$23,418,784

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,638,987)	$(106,195,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	72,523,293
Depreciation and amortization	634	6,666
Stock‑based compensation	285,567	16,885,675
Amortization of right of use lease asset	—	120,795
Foreign currency gain	(42,566)	(290,777)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	410,246	2,126,847
Accounts payable	289,605	2,288,527
Accrued expenses and other liabilities	499,516	(1,756,495)
Lease liability	—	(107,306)
Net cash used in operating activities	(6,195,985)	(14,397,942)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,788,918	—
Common stock issuance costs	(648,928)	—
Net cash provided by financing activities	5,139,990	—
Change in cash and cash equivalents	(1,055,995)	(14,397,942)
Effect of exchange rate changes on cash	(5,341)	384,305
Cash and cash equivalents—beginning of year	28,786,647	53,076,052
Cash and cash equivalents—end of period	$27,725,311	$39,062,415

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	27,685,131	39,062,415
Restricted cash	40,180	—
Total cash, cash equivalents and restricted cash	$27,725,311	$39,062,415

Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$123,786
Issuance of convertible preferred stock and common stock in connection with acquisition	—	70,107,167

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on precision oncology through synthetic lethality. The Company began principal operations in 2006 and is headquartered in Doylestown, Pennsylvania. Prior to the acquisition of Atrin Pharmaceuticals Inc. (“Atrin”), the Company was engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. In December 2020, the Company announced that its pivotal Phase 3 myelodysplastic syndromes trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the APR-246 development program, the Company shifted focus of its activities to the assets acquired in the May 16, 2022 acquisition of Atrin (see Note 3). The Company’s lead product candidate, which was acquired in the Atrin acquisition, is ATRN-119, a Phase 1-ready small molecule ATR inhibitor being developed for solid tumor indications.

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

Series A Preferred Stock—In connection with the Atrin Acquisition, the Company issued 2,949,630 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 10 shares of common stock on a pre-Reverse Stock Split (as defined below) basis.

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

The Company believes that the June 30, 2023 cash balance of approximately $27.7 million will be sufficient to fund the Company’s operations into the fourth quarter of 2024. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Summary of significant accounting policies

The Company's complete listing of significant accounting policies are described in Note 2 to the Company's audited consolidated financial statements as of December 31, 2022 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Restricted cash— The Company has restricted cash of approximately $40,000 that is securing the Company’s credit card program.

Fair value of financial instruments—The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Series A Convertible Preferred Stock—The Company classifies the Series A Preferred Stock as temporary equity outside of stockholders’ equity on its accompanying condensed consolidated balance sheets due to certain events that are not within the Company's control. The Series A Preferred Stock was recorded at fair value upon the acquisition of Atrin in May 2022.

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

Revenue recognition— The Company’s revenue is primarily generated through grants from government organizations. Grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred or conditions of the grants are met. Associated expenses are recognized when incurred as research and development expense. The Company concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

definition of a customer. Expenses for grants are tracked by using a project code specific to the grant, and the employees also track hours worked by using the project code.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six months ended June 30,
	2023	2022
Convertible preferred stock (as converted)	28,112	147,481
Options to purchase common stock	558,141	447,767
Unvested restricted stock units	25,972	—
Total shares of common stock equivalents	612,225	595,248

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As a result of the Atrin Acquisition, the Company announced in May 2022 it was closing its research facility in Sweden and reducing its related workforce in Sweden. The closure of the Swedish research facility and the reduction in workforce resulted in total expenses for employee severance and employee benefits of approximately $1.1 million, of which was recorded as of May 16, 2022. As of June 30, 2023, the remaining liability is approximately $0.1 million.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the Atrin Acquisition, a non-transferable contingent value right (a “CVR”) was distributed to the Aprea stockholders of record as of the close of business on May 13, 2022. Holders of the CVR will be entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy assets in the 2-year period following the closing of the transaction. The CVR had a de minimis value as of May 16, 2022, December 31, 2022 and June 30, 2023.

4. Leases

The Company is party to operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three months ended June 30, 2023 and 2022 was $19,997 and $84,900, respectively. Rent expense for the six months ended June 30, 2023 and 2022 was $39,995 and $159,716, respectively. Rent expense for the three and six months ended June 30, 2023 is a short-term lease cost since the lease has a term of 12 months or less.

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

Quantitative information regarding the Company’s leases for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
Lease Cost	2023	2022	2023	2022
Operating lease cost	$—	$60,679	$—	$120,795
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$—	$64,057	$—	$128,113
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$—	$—	$123,786
Weighted average remaining lease term (years)	—	0.50-1.00	—	0.50-1.00
Weighted average discount rate	—	3.0 - 4.3%	—	3.0 - 4.3%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

5. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Professional fees	$153,742	$75,012
Compensation, severance and benefits	1,275,530	1,397,977
Research and development	1,256,695	688,858
Other	133,657	196,485
Total accrued expenses	$2,819,624	$2,358,332

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Conversion of Series A Preferred Stock

As discussed in Note 1 and Note 3, the Company issued to the shareholders of Atrin 2,949,630 shares of Series A Preferred Stock as partial consideration of the Atrin Acquisition. Each share of Series A Preferred Stock is convertible into 10 shares of common stock on a pre-Reverse Stock Split basis. The Company held a stockholders’ meeting on July 28, 2022 where approval of the conversion of the Series A Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) was received. As of June 30, 2023, a total of 2,893,403 shares of Series A Preferred Stock was converted into 1,446,701 shares of common stock. As of June 30, 2023, a total of 56,227 shares of Series A Preferred Stock remained outstanding.

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million (the “2020 Shelf Registration Statement”). On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market (“ATM”) offering program and the Company filed a Prospectus Supplement dated September 2, 2022, for the sale of up to $14,744,728 of shares of the Company’s common stock pursuant to its ATM offering program. The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold in connection with the ATM offering program. The Company is currently subject to General Instruction I.B.6 of Form S-3, as a result of which the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using the 2020 Shelf Registration Statement is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. The Company will remain subject to this one-third limitation until such time as the Company’s public float exceeds $75 million. So long as the aggregate market value of the Company’s common stock held by non-affiliates is less than $75 million, the Company will not sell shares under the ATM (together with any other securities sold pursuant to General Instruction I.B.6 of Form S-3) with a value of more than one-third of the aggregate market value of the Company’s common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. During the six months ended June 30, 2023, the Company issued and sold 26,302 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.3 million after deducting approximately $8,000 in issuance costs. The Company did not sell any stock under the ATM offering program during three and six months ended June 30, 2022.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $269,323, and $14.8 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded stock-based compensation expense of $285,567, and $16.9 million for the six months ended June 30, 2023 and 2022, respectively.

7. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and six months ended June 30, 2023 and 2022. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

As of June 30, 2023 and December 31, 2022, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2023 and 2022.

8. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2023, the Company has not recorded a provision for any contingent losses.

9. Subsequent events

On July 3, 2023, the Company received notification from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market (the “Nasdaq”) that the Company’s application to transfer the listing of its common stock from the Nasdaq

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Global Select Market to the Nasdaq Capital Market was approved. The Company’s securities were transferred to the Nasdaq Capital Market at the opening of business on July 6, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, on our Quarterly Report for the period ended June 30, 2023 and in our Annual Report on Form 10-K for the year ended December 31, 2022, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on precision oncology through synthetic lethality. Our approach is built upon a platform of integrated discovery technologies to enrich our pipeline with novel targets in synthetic lethality and cancer treatment. Together with our expertise in small molecule drug discovery, we are applying the capabilities of our discovery platform to the development of new precision oncology therapies and the identification of patient populations most likely to benefit.

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

In addition to development of these drugs as single agents, we are evaluating potential expansion opportunities for our product candidates through twice a day administration (BID) as well as combination with other agents such as poly (ADP-ribose) polymerase inhibitors, or PARPi, where we believe a combination of therapeutic agents may enhance synthetic lethality. We are also evaluating combination opportunities within our pipeline, including research on the combination of ATRN-119 and ATRN-1051 that is supported by a Phase II SBIR grant from the National Cancer Institute.

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

Through June 30, 2023, a total of 2,893,403 shares of Series A Non-Voting Convertible Preferred Stock were converted into 1,446,701 shares of common stock. As of June 30, 2023, a total of 56,227 shares of Series A Non-Voting Convertible Preferred Stock remained outstanding.

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

Grant revenue

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

Our revenue is primarily generated through grants from government organizations. Grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred or conditions of the grants are met. Associated expenses are recognized when incurred as research and development expense. We concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer. Expenses for grants are tracked by using a project code specific to the grant, and the employees also track hours worked by using the project code.

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

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support personnel in research and development and to support our operations generally, and as we increase our activities related to the potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts are fee for service or depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, and multiple factors including enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

Emerging growth company and smaller reporting company status

We are an emerging growth company (“EGC”), as defined in the JOBS Act. Under this act, emerging growth companies are permitted to delay adopting new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change
Grant revenue	$249,688	$—	$249,688
Operating expenses:
Research and development	2,202,657	6,811,609	(4,608,952)
General and administrative	1,698,712	15,633,738	(13,935,026)
Acquired in-process research and development	—	76,020,184	(76,020,184)
Total operating expenses	3,901,369	98,465,531	(94,564,162)
Loss from operations	(3,651,681)	(98,465,531)	94,813,850
Other income:
Interest income	336,221	52,491	283,730
Foreign currency gain	56,363	154,566	(98,203)
Total other income	392,584	207,057	185,527
Net loss	$(3,259,097)	$(98,258,474)	$94,999,377

Grant revenue

Grant revenue from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended June 30, 2023 was approximately $0.2 million. There was no grant revenue for the three months ended June 30, 2022.

Research and development expenses

	Three Months Ended June 30,
	2023	2022	Change
APR-246	$14,698	$3,597,971	$(3,583,273)
ATRN-119	1,102,700	—	1,102,700
ATRN-1051	574,919	—	574,919
Other early-stage development programs	107,264	364,966	(257,702)
Unallocated research and development expenses	403,076	2,848,672	(2,445,596)
Total research and development expenses	$2,202,657	$6,811,609	$(4,608,952)

Research and development expenses for the three months ended June 30, 2023 were approximately $2.2 million, compared to approximately $6.8 million for the three months ended June 30, 2022. The overall decrease of $4.6 million was primarily due to the following:

●	a decrease of $3.6 million related to the close out of our clinical trials of eprenetapopt and APR-548;
●	a decrease of $0.3 million in pre-clinical development activities;
●	a decrease of $1.6 million in personnel costs primarily related to the close out of our research facility in Sweden during 2022; and
●	a decrease of $1.4 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin Acquisition which occurred in the second quarter of 2022.

The above decreases were offset, in part by:

●	an increase of $1.1 million related to our Phase 1/2a clinical trial evaluating ATRN-119 which enrolled its first subject in Q1 2023; and
●	an increase of $0.6 million related to IND enabling studies for ATRN-1051, our small molecule WEE1 inhibitor.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 were approximately $1.7 million, compared to approximately $15.6 million for the three months ended June 30, 2022. The decrease of $13.9 million was primarily related to:

●	a decrease of $13.2 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin Acquisition which occurred in the second quarter of 2022;
●	a decrease in insurance premiums of $0.6 million; and
●	a decrease of $0.3 million in personnel costs primarily related to the close out of our research facility in Sweden during 2022.

Other income

Foreign currency gain for the three months ended June 30, 2023 was $56,363 compared to a foreign currency gain of $0.2 million for the three months ended June 30, 2022. The change in the foreign currency of $0.1 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Interest income, net for the three months ended June 30, 2023 and 2022 primarily consisted of interest income on our cash and cash equivalents.

Comparison of the six months ended June 30, 2023 and 2022

	Six months ended June 30,
	2023	2022	Change
Grant revenue	$249,688	$—	$249,688
Operating expenses:
Research and development	3,459,199	10,901,186	(7,441,987)
General and administrative	5,064,673	19,619,036	(14,554,363)
Acquired in-process research and development	—	76,020,184	(76,020,184)
Total operating expenses	8,523,872	106,540,406	(98,016,534)
Loss from operations	(8,274,184)	(106,540,406)	98,266,222
Other income:
Interest income	592,631	54,462	538,169
Foreign currency gain	42,566	290,777	(248,211)
Total other income	635,197	345,239	289,958
Net loss	$(7,638,987)	$(106,195,167)	$98,556,180

Grant revenue

Grant revenue from the National Cancer Institute of the National Institutes of Health (“NIH”) for the six months ended June 30, 2023 was approximately $0.2 million. There was no grant revenue for the six months ended June 30, 2022.

Research and development expenses

	Six months ended June 30,
	2023	2022	Change
APR-246	$(7,717)	$4,639,594	$(4,647,311)
ATRN-119	1,756,319	—	1,756,319
ATRN-1051	741,506	—	741,506
Other early-stage development programs	188,352	1,068,600	(880,248)
Unallocated research and development expenses	780,739	5,192,992	(4,412,253)
Total research and development expenses	$3,459,199	$10,901,186	$(7,441,987)

Research and development expenses for the six months ended June 30, 2023 were approximately $3.5 million, compared to approximately $10.9 million for the six months ended June 30, 2022. The overall decrease of $7.4 million was primarily due to the following:

●	a decrease of $4.6 million related to the close out of our clinical trials of eprenetapopt and APR-548;
●	a decrease of $0.9 million in pre-clinical development activities;
●	a decrease of $2.4 million in personnel costs primarily related to the close out of our research facility in Sweden during 2022; and
●	a decrease of $2.1 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin Acquisition which occurred in the second quarter of 2022.

The above decreases were offset, in part by:

●	an increase of $1.8 million related to our Phase 1/2a clinical trial evaluating ATRN-119 which enrolled its first subject in Q1 2023; and
●	an increase of $0.7 million related to IND enabling studies for ATRN-1051, our small molecule WEE1 inhibitor.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 were approximately $5.1 million, compared to approximately $19.6 million for the six months ended June 30, 2022. The decrease of $14.6 million was primarily related to:

●	a decrease of $14.5 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin Acquisition which occurred in the second quarter of 2022; and
●	a decrease in insurance premiums of $1.3 million.

The above decrease was offset, in part by the following:

●	an increase of $1.0 million in personnel costs primarily related to severance expense for our former executives.

Other income

Foreign currency gain for the six months ended June 30, 2023 was $42,566 compared to a foreign currency gain of $0.3 million for the six months ended June 30, 2022. The change in the foreign currency of $0.2 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Interest income, net for the six months ended June 30, 2023 and 2022 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of June 30, 2023, we had cash and cash equivalents of $27.7 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024.

Our net losses were $7.6 million and $106.2 million for the six months ended June 30, 2023 and 2022, respectively and $112.7 million, $37.1 million and $53.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of June 30, 2023, we had an accumulated deficit of $301.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(6,195,985)	$(14,397,942)
Investing activities	—	—
Financing activities	5,139,990	—
Change in cash and cash equivalents	$(1,055,995)	$(14,397,942)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $6.2 million for the six months ended June 30, 2023 compared to $14.4 million for the six months ended June 30, 2022. The decrease in cash used in operating activities of $8.2 million was primarily attributable to a decrease in our net loss of $98.6 million, which was largely due to acquired IPR&D associated with Atrin acquisition, partially offset by a non-cash charge for acquired IPR&D of $72.5 million, a change in operating assets and liabilities of $1.4 million and a decrease in non-cash stock-based compensation of $16.6 million.

Investing activities.

No cash was used in or provided by investing activities for the six months ended June 30, 2023 and 2022.

Financing activities.

Net cash provided by financing activities was $5.1 million for the six months ended June 30, 2023. Cash provided by financing activities for the six months ended June 30, 2023 was attributable to the net proceeds of $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million, received from the sale of 1,050,000 shares of common stock in February 2023 and the net proceeds of approximately $0.3 million, after deducting approximately $8,000 in issuance costs, received from sales of common stock under our ATM program. No cash was used in or provided by financing activities for the six months ended June 30, 2022.

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

As of June 30, 2023, we had cash and cash equivalents of $27.7 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Shelf Registration Statement

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million, or the 2020 Shelf Registration Statement. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC. The universal shelf registration statement includes an at-the-market offering program and we filed a Prospectus Supplement dated September 2, 2022 for the sale of up to $14,744,728 of shares of our common stock pursuant to our ATM offering program. We are currently subject to General Instruction I.B.6 of Form S-3, as a result of which the amount of funds we can raise through primary public offerings of securities in any 12-month period using the 2020 Shelf Registration Statement is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will remain subject to this one-third limitation until such time as our public float exceeds $75 million. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the ATM (together with any other securities sold pursuant to General Instruction I.B.6 of Form S-3) with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. During the six months ended June 30, 2023, the Company issued and sold 26,302 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.3 million after deducting approximately $8,000 in issuance costs. The Company did not sell any stock under the ATM offering program during the three and six months ended June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of June 30, 2023, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended June 30, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.

●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of our lead product candidate, ATRN-119, which is currently in clinical development. Our clinical trials of ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing ATRN-119 in clinical trials and we have not tested ATRN-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate commercial revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $7.6 million for the six months ended June 30, 2023, and $112.7 million, $37.1 million and $53.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our accumulated deficit was $301.4 million and $293.8 million as of June 30, 2023 and December 31, 2022, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that our lead product candidate, ATRN-119, which we acquired in connection with the acquisition of Atrin Pharmaceuticals, Inc. is currently in clinical development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.

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

We believe that our existing cash and cash equivalents as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2023, we had outstanding 3,731,571 shares of common stock. In addition, 56,227 shares of common stock are issuable upon the conversion of preferred stock issued in connection with the Merger.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three and six months ended June 30, 2023.

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

Through June 30, 2023, we have used approximately $68.6 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: August 10, 2023	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023

	By:	/s/ John P. Hamill
John P. Hamill
Chief Financial Officer (Principal Financial and Accounting Officer)