Form 10-Q
period 2023-09-30
Aprea Therapeutics, Inc.
filed 2023-11-09
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 3,736,673 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 9, 2023.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our ability to continue to operate as an integrated company subsequent to our acquisition of Atrin Pharmaceuticals Inc.;
●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from a public health emergency or pandemic;
●	the prospects of our product candidates, all of which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of our product candidates;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our ongoing and planned clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
●	our expectations regarding the timing of initiation of data readout from our clinical trials;
●	market acceptance or commercial success of any product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for our product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of our product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for our product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize our product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with conducting clinical trials, as well as the manufacturing of our product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce our product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$25,353,513	$28,786,647
Prepaid expenses and other current assets	286,263	1,366,859
Total current assets	25,639,776	30,153,506
Property and equipment, net	86,198	2,321
Restricted cash	40,449	—
Total assets	$25,766,423	$30,155,827
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$862,552	$842,754
Accrued expenses	3,303,510	2,358,332
Total current liabilities	4,166,062	3,201,086
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 56,227 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	1,311,063	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 3,736,673 and 2,655,269 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	3,736	2,655
Additional paid-in capital	335,561,343	330,060,836
Accumulated other comprehensive loss	(10,635,874)	(10,623,408)
Accumulated deficit	(304,639,907)	(293,796,405)
Total stockholders’ equity	20,289,298	25,643,678
Total liabilities and stockholders' equity	$25,766,423	$30,155,827

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Grant revenue	$319,468	$—	$569,156	$—
Operating expenses:
Research and development	2,122,603	1,117,576	5,581,802	15,870,867
General and administrative	1,719,715	3,082,618	6,784,388	18,849,549
Acquired in-process research and development	—	—	—	76,020,184
Total operating expenses	3,842,318	4,200,194	12,366,190	110,740,600
Loss from operations	(3,522,850)	(4,200,194)	(11,797,034)	(110,740,600)
Other income:
Interest income, net	321,215	151,123	913,846	205,585
Foreign currency gain (loss)	(2,880)	24,353	39,686	315,130
Total other income	318,335	175,476	953,532	520,715
Net loss	$(3,204,515)	$(4,024,718)	$(10,843,502)	$(110,219,885)
Other comprehensive loss:
Foreign currency translation	(1,002)	26,161	(12,466)	118,311
Total comprehensive loss	(3,205,517)	(3,998,557)	(10,855,968)	(110,101,574)
Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(2.32)	$(3.03)	$(83.33)
Weighted-average common shares outstanding, basic and diluted	3,735,176	1,732,783	3,577,482	1,322,652

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity

Balance, December 31, 2021	—	$—	1,092,967	$1,092	$240,999,206	$(10,358,956)	$(181,134,378)	$49,506,964
Vesting of restricted stock units	—	—	5,744	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	2,084,060	—	—	2,084,060
Foreign currency translation	—	—	—	—	—	(65,505)	—	(65,505)
Net loss	—	—	—	—	—	—	(7,936,693)	(7,936,693)
Balance, March 31, 2022	—	$—	1,098,711	$1,098	$243,083,260	$(10,424,461)	$(189,071,071)	$43,588,826

Issuance of preferred stock upon acquisition of Atrin	2,949,630	68,777,468	—	—	—	—	—	—
Issuance of common stock upon acquisition of Atrin	—	—	55,869	56	1,329,643	—	—	1,329,699
Value of assumed stock options	—	—	—	—	2,602,850	—	—	2,602,850
Vesting of restricted stock units	—	—	15,507	16	(16)	—	—	—
Stock‑based compensation	—	—	—	—	14,801,615	—	—	14,801,615
Foreign currency translation	—	—	—	—	—	157,655	—	157,655
Net loss	—	—	—	—	—	—	(98,258,474)	(98,258,474)
Balance, June 30, 2022	2,949,630	$68,777,468	1,170,087	$1,170	$261,817,352	$(10,266,806)	$(287,329,545)	$(35,777,829)

Issuance of common stock pursuant to at-the-market stock sales, net			31,285	31	584,416	—	—	584,447
Conversion of preferred stock to common stock	(2,821,033)	(65,778,931)	1,410,516	1,411	65,777,520	—	—	65,778,931
Stock‑based compensation	—	—	—	—	38,236	—	—	38,236
Foreign currency translation	—	—	—	—	—	26,161	—	26,161
Net loss	—	—	—	—	—	—	(4,024,718)	(4,024,718)
Balance, September 30, 2022	128,597	$2,998,537	2,611,888	$2,612	$328,217,524	$(10,240,645)	$(291,354,263)	$26,625,228

Balance, December 31, 2022	56,227	$1,311,063	2,655,269	$2,655	$330,060,836	$(10,623,408)	$(293,796,405)	$25,643,678
Issuance of common stock, net	—	—	1,050,000	1,050	4,870,815	—	—	4,871,865
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	26,302	26	268,099	—	—	268,125
Stock‑based compensation	—	—	—	—	16,244	—	—	16,244
Foreign currency translation	—	—	—	—	—	61,956	—	61,956
Net loss	—	—	—	—	—	—	(4,379,890)	(4,379,890)
Balance, March 31, 2023	56,227	$1,311,063	3,731,571	$3,731	$335,215,994	$(10,561,452)	$(298,176,295)	$26,481,978

Stock‑based compensation	—	—	—	—	269,323	—	—	269,323
Foreign currency translation	—	—	—	—	—	(73,420)	—	(73,420)
Net loss	—	—	—	—	—	—	(3,259,097)	(3,259,097)
Balance, June 30, 2023	56,227	$1,311,063	3,731,571	$3,731	$335,485,317	$(10,634,872)	$(301,435,392)	$23,418,784

Vesting of restricted stock units	—	—	5,102	5	(5)	—	—	—
Stock‑based compensation	—	—	—	—	76,031	—	—	76,031
Foreign currency translation	—	—	—	—	—	(1,002)	—	(1,002)
Net loss	—	—	—	—	—	—	(3,204,515)	(3,204,515)
Balance, September 30, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,561,343	$(10,635,874)	$(304,639,907)	$20,289,298

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,843,502)	$(110,219,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	72,523,293
Depreciation and amortization	2,066	6,788
Stock‑based compensation	361,598	16,923,911
Amortization of right of use lease asset	—	182,042
Foreign currency gain	(39,686)	(315,130)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,077,138	3,166,506
Accounts payable	21,873	(565,203)
Accrued expenses and other liabilities	982,563	(2,510,258)
Lease liability	—	(182,688)
Net cash used in operating activities	(8,437,950)	(20,990,624)
Cash flows from investing activities:
Purchases of property and equipment	(85,943)	—
Net cash used in investing activities	(85,943)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	5,788,918	584,447
Common stock issuance costs	(648,928)	—
Net cash provided by financing activities	5,139,990	584,447
Change in cash, cash equivalents and restricted cash	(3,383,903)	(20,406,177)
Effect of exchange rate changes on cash	(8,782)	442,726
Cash, cash equivalents and restricted cash—beginning of year	28,786,647	53,076,052
Cash, cash equivalents and restricted cash—end of period	$25,393,962	$33,112,601

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	25,353,513	33,112,601
Restricted cash	40,449	—
Total cash, cash equivalents and restricted cash	$25,393,962	$33,112,601

Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$113,612
Issuance of convertible preferred stock and common stock in connection with acquisition	—	70,107,167

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

The Company believes that the September 30, 2023 cash balance of approximately $25.4 million will be sufficient to fund the Company’s operations through the end of the fourth quarter of 2024. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Series A Convertible Preferred Stock—The Company classifies the Series A Preferred Stock as temporary equity outside of stockholders’ equity on the accompanying condensed consolidated balance sheets due to certain events that are not within the Company's control. The Series A Preferred Stock was recorded at fair value upon the acquisition of Atrin in May 2022.

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

Revenue recognition— The Company’s revenue is primarily generated through grants from government organizations. Grant revenue is recognized during the period that the reimbursable research and development services occur, as qualifying expenses are incurred or conditions of the grants are met. Associated expenses are recognized when incurred as research and development expense. The Company concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine months ended September 30,
	2023	2022
Convertible preferred stock (as converted)	28,112	128,597
Options to purchase common stock	582,641	480,325
Unvested restricted stock units	23,870	12,738
Total shares of common stock equivalents	634,623	621,660

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

As a result of the Atrin Acquisition, the Company announced in May 2022 it was closing its research facility in Sweden and reducing its related workforce in Sweden. The closure of the Swedish research facility and the reduction in workforce resulted in total expenses for employee severance and employee benefits of approximately $1.1 million, which was recorded as of May 16, 2022. As of September 30, 2023, the remaining liability is approximately $20,000.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the Atrin Acquisition, a non-transferable contingent value right (a “CVR”) was distributed to the Aprea stockholders of record as of the close of business on May 13, 2022. Holders of the CVR will be entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy assets in the 2-year period following the closing of the transaction. The CVR had a de minimis value as of May 16, 2022, December 31, 2022 and September 30, 2023. The holders of the CVR have not received any payments to date.

4. Leases

The Company is party to operating leases for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less at commencement. Rent expense for the three months ended September 30, 2023 and 2022 was $19,998 and $77,022, respectively. Rent expense for the nine months ended September 30, 2023 and 2022 was $59,993 and $236,738, respectively. Rent expense for the three and nine months ended September 30, 2023 is a short-term lease cost since the lease has a term of 12 months or less.

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

Quantitative information regarding the Company’s leases for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
Lease Cost	2023	2022	2023	2022
Operating lease cost	$—	$61,248	$—	$182,042
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$—	$64,056	$—	$192,169
Operating lease liabilities arising from obtaining right‑of‑use assets	$—	$—	$—	$123,786
Weighted average remaining lease term (years)	—	0.25-0.75	—	0.25-0.75
Weighted average discount rate	—	3.0 - 4.3%	—	3.0 - 4.3%

As most of the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

5. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Professional fees	$194,946	$75,012
Compensation, severance and benefits	1,040,804	1,397,977
Research and development	1,914,990	688,858
Other	152,770	196,485
Total accrued expenses	$3,303,510	$2,358,332

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Conversion of Series A Preferred Stock

As discussed in Note 1 and Note 3, the Company issued to the shareholders of Atrin 2,949,630 shares of Series A Preferred Stock as partial consideration of the Atrin Acquisition. Each share of Series A Preferred Stock is convertible into 10 shares of common stock on a pre-Reverse Stock Split basis. The Company held a stockholders’ meeting on July 28, 2022 where approval of the conversion of the Series A Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) was received. As of September 30, 2023, a total of 2,893,403 shares of Series A Preferred Stock was converted into 1,446,701 shares of common stock. As of September 30, 2023, a total of 56,227 shares of Series A Preferred Stock remained outstanding.

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million (the “2020 Shelf Registration Statement”). On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC and expires on November 30, 2023. The universal shelf registration statement includes an at-the-market (“ATM”) offering program and the Company filed a Prospectus Supplement dated September 2, 2022, for the sale of up to $14,744,728 of shares of the Company’s common stock pursuant to its ATM offering program. The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold in connection with the ATM offering program. The Company is currently subject to General Instruction I.B.6 of Form S-3, and as a result, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using the 2020 Shelf Registration Statement is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. The Company will remain subject to this one-third limitation until such time as the Company’s public float exceeds $75 million. So long as the aggregate market value of the Company’s common stock held by non-affiliates is less than $75 million, the Company will not sell shares under the ATM (together with any other securities sold pursuant to General Instruction I.B.6 of Form S-3) with a value of more than one-third of the aggregate market value of the Company’s common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. During the nine months ended September 30, 2023, the Company issued and sold 26,302 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.3 million after deducting approximately $8,000 in issuance costs. During the three and nine months ended September 30, 2022, the Company issued and sold 31,285 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.6 million.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $76,031 and $38,236 for the three months ended September 30, 2023 and 2022, respectively. The Company recorded stock-based compensation expense of $361,598 and $16.9 million for the nine months ended September 30, 2023 and 2022, respectively.

7. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2023 and 2022. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

As of September 30, 2023 and December 31, 2022, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2023 and 2022.

8. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2023, the Company has not recorded a provision for any contingent losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, on our Quarterly Report for the period ended September 30, 2023 and in our Annual Report on Form 10-K for the year ended December 31, 2022, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our most advanced synthetic lethality product candidate is ATRN-119, a clinical-stage small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR, a kinase that plays a critical role in DDR. ATR is one of several key regulators of the response to defective DNA replication and DNA damage, which occurs more commonly in cancer cells than in normal cells. We are enrolling patients into a Phase 1/2a clinical trial to evaluate ATRN-119 under an investigational new drug application, or IND. The first three dose cohorts have been completed, and patients with advanced solid tumors having mutations in defined DDR-related genes continue to be enrolled into additional cohorts of the Phase 1 dose escalation part of the trial. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily schedule. We anticipate ATRN-119 tolerability and pharmacokinetic data from Phase 1 to be available in the first quarter of 2024.

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

Through September 30, 2023, a total of 2,893,403 shares of Series A Non-Voting Convertible Preferred Stock were converted into 1,446,701 shares of common stock. As of September 30, 2023, a total of 56,227 shares of Series A Non-Voting Convertible Preferred Stock remained outstanding.

Contingent Value Rights Agreement

In accordance with the Merger Agreement, on May 16, 2022, we and the Rights Agent (as defined therein) executed and delivered a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of our common stock as of May 16, 2022, other than former stockholders of Atrin, is entitled to one contractual contingent value right issued by us, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of our common stock held by such holder. Each contingent value right entitles the holder thereof to receive certain cash payments equal to 70% of the net proceeds, if any received by us, related to the disposition of tangible and intangible assets related to our legacy business of developing and commercializing cancer therapeutics that reactivate mutant p53 tumor suppressor protein, including but not limited to APR-246, or eprenetapopt, APR-548, and all associated analogs in the 2 year period following the closing of the transaction. The contingent value rights are not transferable, except in certain limited circumstances as will be provided in the CVR Agreement, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading on any exchange. No payments under the CVR Agreement have been made to date.

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

Foreign currency gain (loss)

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

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
Grant revenue	$319,468	$—	$319,468
Operating expenses:
Research and development	2,122,603	1,117,576	1,005,027
General and administrative	1,719,715	3,082,618	(1,362,903)
Total operating expenses	3,842,318	4,200,194	(357,876)
Loss from operations	(3,522,850)	(4,200,194)	677,344
Other income:
Interest income	321,215	151,123	170,092
Foreign currency gain (loss)	(2,880)	24,353	(27,233)
Total other income	318,335	175,476	142,859
Net loss	$(3,204,515)	$(4,024,718)	$820,203

Grant revenue

Grant revenue from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended September 30, 2023 was approximately $0.3 million. There was no grant revenue for the three months ended September 30, 2022.

Research and development expenses

	Three Months Ended September 30,
	2023	2022	Change
APR-246	$18,023	$57,885	$(39,862)
ATRN-119	426,585	396,608	29,977
ATRN-1051	1,198,574	—	1,198,574
Other early-stage development programs	89,760	137,662	(47,902)
Unallocated research and development expenses	389,661	525,421	(135,760)
Total research and development expenses	$2,122,603	$1,117,576	$1,005,027

Research and development expenses for the three months ended September 30, 2023 were approximately $2.1 million, compared to approximately $1.1 million for the three months ended September 30, 2022. The overall increase of $1.0 million was primarily due to the following:

●	an increase of $1.2 million related to IND enabling studies for ATRN-1051, our small molecule WEE1 inhibitor.

The above increase was offset, in part by:

●	a decrease of $0.2 million in personnel costs primarily related to the close out of our research facility in Sweden during 2022.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 were approximately $1.7 million, compared to approximately $3.1 million for the three months ended September 30, 2022. The decrease of $1.4 million was primarily related to:

●	a decrease of $0.4 million in professional fees primarily associated with post-acquisition activities during 2022;
●	a decrease in insurance premiums of $0.6 million; and
●	a decrease of $0.4 million in personnel costs primarily related to the close out of our research facility in Sweden during 2022.

Other income

Foreign currency loss for the three months ended September 30, 2023 was $2,880 compared to a foreign currency gain of $24,353 for the three months ended September 30, 2022. The change in the foreign currency of $27,233 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Interest income, net for the three months ended September 30, 2023 and 2022 primarily consisted of interest income on our cash and cash equivalents.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine months ended September 30,
	2023	2022	Change
Grant revenue	$569,156	$—	$569,156
Operating expenses:
Research and development	5,581,802	15,870,867	(10,289,065)
General and administrative	6,784,388	18,849,549	(12,065,161)
Acquired in-process research and development	—	76,020,184	(76,020,184)
Total operating expenses	12,366,190	110,740,600	(98,374,410)
Loss from operations	(11,797,034)	(110,740,600)	98,943,566
Other income:
Interest income	913,846	205,585	708,261
Foreign currency gain	39,686	315,130	(275,444)
Total other income	953,532	520,715	432,817
Net loss	$(10,843,502)	$(110,219,885)	$99,376,383

Grant revenue

Grant revenue from the National Cancer Institute of the National Institutes of Health (“NIH”) for the nine months ended September 30, 2023 was approximately $0.6 million. There was no grant revenue for the nine months ended September 30, 2022.

Research and development expenses

	Nine months ended September 30,
	2023	2022	Change
APR-246	$29,678	$4,538,350	$(4,508,672)
ATRN-119	2,182,904	415,916	1,766,988
ATRN-1051	1,940,080	—	1,940,080
Other early-stage development programs	278,112	1,171,987	(893,875)
Unallocated research and development expenses	1,151,028	9,744,614	(8,593,586)
Total research and development expenses	$5,581,802	$15,870,867	$(10,289,065)

Research and development expenses for the nine months ended September 30, 2023 were approximately $5.6 million, compared to approximately $15.9 million for the nine months ended September 30, 2022. The overall decrease of $10.3 million was primarily due to the following:

●	a decrease of $4.5 million related to the close out of our clinical trials of eprenetapopt and APR-246;
●	a decrease of $0.9 million in pre-clinical development activities;
●	a decrease of $2.5 million in personnel costs primarily related to the close out of our research facility in Sweden during 2022; and
●	a decrease of $6.0 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was primarily related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin Acquisition which occurred in the second quarter of 2022, as well as, lower non-cash stock-based compensation expense during 2023.

The above decreases were offset, in part by:

●	an increase of $1.8 million related to our Phase 1/2a clinical trial evaluating ATRN-119 which enrolled its first subject in Q1 2023; and
●	an increase of $1.9 million related to IND enabling studies for ATRN-1051, our small molecule WEE1 inhibitor.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 were approximately $6.8 million, compared to approximately $18.8 million for the nine months ended September 30, 2022. The decrease of $12.1 million was primarily related to:

●	a decrease of $10.6 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin Acquisition which occurred in the second quarter of 2022, as well as, lower non-cash stock-based compensation expense during 2023;
●	a decrease in insurance premiums of $1.9 million; and
●	a decrease of $0.6 million in professional fees primarily associated with post-acquisition activities during 2022.

The above decrease was offset, in part by the following:

●	an increase of $0.6 million in personnel costs primarily related to severance expense for our former executives; and.
●	An increase of $0.5 million in consulting costs.

Other income

Foreign currency gain for the nine months ended September 30, 2023 was $39,686 compared to a foreign currency gain of $0.3 million for the nine months ended September 30, 2022. The change in the foreign currency of $0.3 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Interest income, net for the nine months ended September 30, 2023 and 2022 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of September 30, 2023, we had cash and cash equivalents of $25.4 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of the fourth quarter of 2024.

Our net losses were $10.8 million and $110.2 million for the nine months ended September 30, 2023 and 2022, respectively and $112.7 million, $37.1 million and $53.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of September 30, 2023, we had an accumulated deficit of $304.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(8,437,950)	$(20,990,624)
Investing activities	(85,943)	—
Financing activities	5,139,990	584,447
Change in cash and cash equivalents	$(3,383,903)	$(20,406,177)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2023 compared to $21.0 million for the nine months ended September 30, 2022. The decrease in cash used in operating activities of $12.6 million was primarily attributable to a decrease in our net loss of $99.4 million, which was largely due to acquired IPR&D associated with the Atrin acquisition, partially offset by a non-cash charge for acquired IPR&D of $72.5 million, a change in operating assets and liabilities of $2.2 million and a decrease in non-cash stock-based compensation of $16.6 million.

Investing activities.

Cash used in investing activities of $0.1 million for the nine months ended September 30, 2023 was for the purchase of property and equipment. No cash was used in or provided by investing activities for the nine months ended September 30, 2022.

Financing activities.

Net cash provided by financing activities was $5.1 million for the nine months ended September 30, 2023. Cash provided by financing activities for the nine months ended September 30, 2023 was attributable to the net proceeds of $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million, received from the sale of 1,050,000 shares of common stock in February 2023 and the net proceeds of approximately $0.3 million, after deducting approximately $8,000 in issuance costs, received from sales of common stock under our ATM program.

Net cash provided by financing activities of $0.6 million for the nine months ended September 30, 2022 was attributable to the net proceeds received from sales of common stock under our ATM program.

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

As of September 30, 2023, we had cash and cash equivalents of $25.4 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect.

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

Shelf Registration Statement

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million, or the 2020 Shelf Registration Statement. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC and expires on November 30, 2023. The universal shelf registration statement includes an at-the-market offering program and we filed a Prospectus Supplement dated September 2, 2022 for the sale of up to $14,744,728 of shares of our common stock pursuant to our ATM offering program. We are currently subject to General Instruction I.B.6 of Form S-3, as a result of which the amount of funds we can raise through primary public offerings of securities in any 12-month period using the 2020 Shelf Registration Statement is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will remain subject to this one-third limitation until such time as our public float exceeds $75 million. So long as the aggregate market value of our common stock held by non-affiliates is less than $75 million, we will not sell shares under the ATM (together with any other securities sold pursuant to General Instruction I.B.6 of Form S-3) with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period due to the limitations of General Instruction I.B.6 of Form S-3 and the current public float of our common stock. During the nine months ended September 30, 2023, the Company issued and sold 26,302 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.3 million after deducting approximately $8,000 in issuance costs. During the three and nine months ended September 30, 2022, the Company issued and sold 31,285 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.6 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of September 30, 2023, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended September 30, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of our lead product candidate, ATRN-119, which is currently in clinical development. Our clinical trials of ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing ATRN-119 in clinical trials and we have not tested ATRN-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate commercial revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq Stock Market, or Nasdaq, continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $10.8 million for the nine months ended September 30, 2023, and $112.7 million, $37.1 million and $53.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our accumulated deficit was $304.6 million and $293.8 million as of September 30, 2023 and December 31, 2022, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that our lead product candidate, ATRN-119, which we acquired in connection with the acquisition of Atrin Pharmaceuticals, Inc. is currently in clinical development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We believe that our existing cash and cash equivalents as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements through the end of the fourth quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Our business, financial condition and results of operations could be materially adversely affected by unfavorable changes in macroeconomics and market conditions and the uncertain geopolitical environment. *

Current and future conditions in the global economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction of the global economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors, and regions of the economy, including the markets in which we participate. The current global macroeconomic environment is volatile and continues to be significantly and adversely impacted by inflation and a dynamic demand environment. Additionally, instability in the global credit markets, the impact of uncertainty regarding inflation, banking instability, capital expenditure reductions, unemployment, stock market volatility, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia-Ukraine war, Israel-Hamas war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, recently increased to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our manufacturers and other service providers in our supply chain, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.*

Adverse events or unacceptable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board, or IRB, or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in the (i) delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities, (ii) approval with significant restrictions on distribution or use or (iii) required labeling information regarding safety concerns, if approved.

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

We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory authorization to commence a trial;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining institutional review board or ethics committee approval at each clinical trial site;
●	recruiting suitable patients to participate in a trial;
●	the impact of any outbreak or pandemic on patient screening, patient enrollment, and follow-up;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	manufacturing sufficient quantities of product candidate for use in clinical trials and ensuring clinical trial material is provided to clinical sites in a timely manner; or
●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues.

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

An epidemic or pandemic disease outbreak could disrupt our business operations as well as the business or operations of our single third-party manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, or other third parties with whom we conduct business which may have a material adverse effect on our business, results of operations, financial condition and prospects.*

An epidemic or pandemic disease outbreak could severely disrupt our operations or the operations of third parties that we depend on, including our single third-party contract manufacturer, our CROs, clinical data management organizations, medical institutions and clinical investigators, and have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, supply chain disruptions due to an epidemic or pandemic disease outbreak could have a material adverse effect on the availability or cost of materials for the active pharmaceutical ingredients, or API for our product candidates. Quarantines, restrictions or bans in travel into and within the countries in which we operate, our manufacturer produces the API for our product candidates or where we conduct our clinical trials could impede, delay, limit or prevent the production or delivery or release of our product candidates to our trial sites, and trial investigators, patients or other critical staff could be restricted from traveling to our trial sites. In addition, some of our clinical sites could slow or cease patient recruitment, patient treatment and/or access to patient data. Additionally, we and our employees have taken steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. It is possible that remote work arrangements will not be as efficient as physical operations, and this could adversely affect our business, operations and internal controls. Any or all of these factors could impede, delay, limit or prevent completion of our ongoing clinical trials, or require changes to our ongoing clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business, results of operations, financial conditions and prospects.

While there is significant uncertainty relating to the potential effect of the coronavirus on our business and operations, infections may become more widespread and travel restrictions may worsen, including in the United States, Sweden and other countries where our trials are conducted or the API for our product candidates is manufactured, any of which could have a material adverse effect our business, results of operations, financial conditions and prospects. Additionally, disruptions at the at FDA, the EMA and other regulators, caused by global health concerns, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our product candidate or our proposed clinical trials.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, which may be extended due to epidemic or pandemic disease outbreaks, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions based on patent exclusivity. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects.

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

If trademarks, brand names and trade names are not adequately protected or available, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.*

We may rely on trademarks, service marks, tradenames and brand names. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, any registered or unregistered trademarks or trade names that we currently have or may in the future acquire may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Risks related to regulatory and marketing approval and other legal compliance matters

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

We have never obtained marketing approval for a product candidate. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, extraneous factors, including an epidemic or pandemic disease outbreak, or other public health situations, could impact the timeline for FDA and comparable foreign regulatory authorities to review an application for one of our product candidates. It is possible that the FDA and comparable foreign regulatory authorities may refuse to accept for filing and substantive review any new drug applications, or NDAs, marketing authorization applications, or MAA, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA, or comparable foreign regulatory authorities do not accept or approve our NDAs or MAAs for our product candidates, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other regulatory authority-required studies, approval of any NDA, MAA or other application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or comparable foreign regulatory authorities to approve our NDAs or our MAAs.

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

We currently intend to conduct substantially all of our businesses and operations in a manner such that our foreign subsidiaries will not be treated as engaged in a trade or business in the United States and will not be subject to additional U.S. income tax or branch profits tax. However, it is not entirely clear when a foreign subsidiary is treated as being engaged in a trade or business in the United States for U.S. federal income tax purposes and travel restrictions may further limit our ability to reduce the risk of our foreign subsidiaries being treated as engaged in a U.S. trade or business.

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

As of September 30, 2023, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 32.0% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2023, we had outstanding 3,736,673 shares of common stock. In addition, 28,112 shares of common stock are issuable upon the conversion of preferred stock issued in connection with the Merger.

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

We are required to meet the Nasdaq Stock Market, or Nasdaq, continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three and nine months ended September 30, 2023.

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

Through September 30, 2023, we have used approximately $70.8 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

Date: November 9, 2023	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023

	By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)