Form 10-K
period 2023-12-31
Aprea Therapeutics, Inc.
filed 2024-03-26
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $10.0 million.

There were 5,430,215 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Aprea Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned clinical trials, including for ATRN-119, our ongoing and planned studies, including for APR-1051, our ongoing and planned development, prospects for commercialization, and market uptake of our potential product candidates, the strength and breadth of our intellectual property, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include

●	our ability to continue to operate as an integrated company subsequent to our acquisition of Atrin Pharmaceuticals Inc.;
●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials, resulting from a public health emergency or pandemic;
●	the prospects of our product candidates, all of which are still in development;
●	outcomes and results of ongoing or future preclinical studies and clinical trials of our product candidates;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our ongoing and planned clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
●	our expectations regarding the timing of initiation of data readout from our clinical trials;

●	market acceptance or commercial success of any product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for our product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of our product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for our product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize our product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with conducting clinical trials, as well as the manufacturing of our product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce our product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel synthetic lethality-based cancer therapeutics that target DNA damage response (“DDR”) pathways. Our approach is built upon a platform of integrated discovery technologies to enrich our pipeline with novel targets in synthetic lethality and cancer treatment. Together with our expertise in small molecule drug discovery, we are applying the capabilities of our discovery platform to the development of new precision oncology therapies and the identification of patient populations most likely to benefit.

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

We believe that synthetic lethality has the potential to impact patients’ lives and treatment strategies for a wide range of cancer types. When a gene in the DDR pathway is damaged or fails, related genes make up for its loss of function. Our approach is to inhibit these genes, thereby specifically killing cancer cells with specific mutations. This approach is called synthetic lethality. Using synthetic lethality, our product candidates are designed to selectively kill cancer cells while minimizing the effect on normal, unmutated cells, decreasing the toxicity normally associated with cancer treatment. We aspire to become a leader in this emerging field and are establishing a pipeline of clinical and preclinical programs that we believe may have broad applications to cancer treatment.

Our most advanced synthetic lethality product candidate is ATRN-119, a clinical-stage small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR, a kinase that plays a critical role in DDR. ATR is one of several key regulators of the response to defective DNA replication and DNA damage, which occurs more commonly in cancer cells than in normal cells. We are enrolling patients into a Phase 1/2a clinical trial to evaluate ATRN-119 under an investigational new drug application, or IND. Patients with advanced solid tumors having mutations in defined DDR-related genes are currently being enrolled into the Phase 1 dose escalation part of the trial. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily schedule. The secondary endpoint of this Phase 1 is to evaluate the initial efficacy of ATRN-119.

We anticipate ATRN-119 Phase 1 readout to be available in the first quarter of 2025. We anticipate initiating Phase 2a expansion stage during the first quarter of 2025 and expect additional efficacy data from Phase 2a in the third quarter of 2025.

We have several additional, wholly-owned synthetic lethality programs. We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, the U.S. Food and Drug Administration, or FDA, cleared our IND application for APR-1051. We anticipate enrollment of first patient into Phase 1 dose-escalation in the first half of 2024, and expect an update from the clinical study in the fourth quarter of 2024. We expect open-label safety/efficacy data in the second quarter of 2025 and recommended phase 2 dose in the second half of 2025.

Finally, we also have an early-stage program, currently in the lead optimization stage, for an undisclosed DDR target.

In addition to development of these drugs as single agents, we are evaluating potential combination opportunities within our pipeline, including research on the combination of ATRN-119 and APR-1051 that is supported by a Phase II SBIR grant from the National Cancer Institute.

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

We have assembled a team with extensive experience in the discovery, development, and commercialization of oncology drugs to support our mission of developing novel synthetic lethality-based cancer therapeutics.

Our Pipeline

We are applying our discovery platform and drug development capabilities to build a robust pipeline of synthetic lethality-based cancer therapeutics. Our current programs are summarized below. We retain global development and commercialization rights to all of our product candidates.

1 RepliBiom - a synthetic lethality discovery platform

Our pipeline includes the clinical-stage asset ATRN-119, an ATR inhibitor that is being evaluated in a Phase 1/2a clinical trial in patients with advanced solid tumors having mutations in defined DDR-related genes. Our DDR-focused synthetic lethality pipeline also includes a WEE1 inhibitor for which we received IND clearance in March 2024, as well as a preclinical program of a novel DDR inhibitor for an undisclosed target.

Our strategy

We aspire to be a leader in the emerging field of synthetic lethality-based precision oncology therapeutics. The key elements of our strategy are to:

●	Continue to efficiently develop our clinical-stage product candidate, ATRN-119, an orally bioavailable small molecule inhibitor of ATR. We are currently conducting a Phase 1/2a clinical trial evaluating ATRN-119 in patients with advanced solid tumors having mutations in defined DDR-related genes. We are enrolling patients into the Phase 1 part of this clinical trial. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily schedule. The secondary endpoint of this Phase 1 is to evaluate the potential initial efficacy of

ATRN-119. Once we have selected a dose of ATRN-119 from the Phase 1 part we plan to enroll additional patients into a Phase 2a part of the clinical trial to assess preliminary efficacy.
●	Advance our preclinical pipeline of small molecule product candidates, including APR-1051, an orally bioavailable small molecule inhibitor of WEE1, into clinical development. Our synthetic lethality pipeline includes several research programs. We received IND clearance from the FDA for APR-1051 in March 2024. We anticipate enrollment of the first patient into out Phase I dose-escalation in the first half of 2024. We continue to invest in our early preclinical research efforts to identify novel inhibitors of other DDR-related targets.
●	Expand our precision oncology pipeline, leveraging the capabilities of our discovery platform to identify synthetic lethality targets, associated biomarkers and opportunities for combination therapy regimens. Utilizing our discovery platforms, we are continuing our target and biomarker identification activities to both expand our pipeline of synthetic lethality-based product candidates as well as to focus future clinical development in patient populations most likely to benefit. We are also researching opportunities to combine product candidates in our pipeline with other therapies that may enhance synthetic lethality and potentially increase benefit to genetically defined populations of cancer patients.
●	Maximize the commercial opportunity of our product candidates across global markets. We currently retain worldwide development and commercialization rights to all our product candidates. We may elect to selectively evaluate strategic partnership opportunities for our product candidates with partners whose development and commercial capabilities complement our own.

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

Background on Synthetic Lethality

First described in 1922, the concept of synthetic lethality describes biological observations wherein mutations in a pair of genes result in cell death, but mutations in either gene alone do not. Cancer is a genetically driven collection of diseases in which mutations in the genome allow cells to bypass the normal checks and balances that control cell replication. Frequently, these mutations occur in genes that have critical roles in metabolism and DNA repair. While mutations in such genes may permit cells to survive, it is possible that mutation in a second gene, or loss of function resulting from pharmacologic inhibition, may trigger cancer cell death if the two genes are synthetically lethal.

The first clinical validation of synthetic lethality for cancer treatment was with BRCA1/2 mutations and PARP inhibition. BRCA1 and BRCA2 are proteins with key roles in the repair of DNA double-strand breaks (DSBs), one of the most lethal DNA lesions. BRCA1/2 mediate homologous recombination (HR), the major mechanism of DSB repair. When there is a loss of function in BRCA1/2 due to mutation, then cells become more dependent on PARP1 to prevent the formation of DSBs. If in this context PARP1 function is inhibited, then BRCA1/2 mutated cancer cells die. In other words, BRCA1/2 mutation and PARP1 inhibition are synthetically lethal. In contrast, normal cells with functional BRCA1/2 are spared. There are currently four PARP inhibitors approved by FDA for the treatment of breast, ovarian, pancreatic, and castration-resistant prostate cancers with BRCA1/2 mutations and other DNA damage repair dysfunction.

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

We have developed a highly potent and selective macrocyclic inhibitor of ATR, ATRN-119, that has the potential to have less toxicity to normal tissues while continuing to capitalize on cancer vulnerabilities due to oncogenic stress and DDR pathway defects. ATRN-119 has received FDA IND approval (IND #141317) for a first-in-human clinical trial for cancer patients. Enrollment in this clinical trial was initiated in the first quarter of 2023. We anticipate ATRN-119 Phase 1 readout to be available in the first quarter of 2025. We anticipate initiating the Phase 2a expansion stage during the first quarter of 2025 and expect additional efficacy data from Phase 2a in the third quarter of 2025.

ATRN-119 Potential Differentiation and Preclinical Data

Several ATR inhibitors in development by third parties have been or are currently being evaluated in clinical trials either as monotherapy or in combination regimens. We believe that ATRN-119 is potentially differentiated from other ATR inhibitors in its molecular structure and selectivity for ATR versus other members of the phosphatidylinositol 3-kinase-related kinase, or PIKK, family of kinases. In addition, we believe that ATRN-119 may potentially cause less hematologic toxicity compared to other ATR inhibitors.

ATRN-119 is a macrocycle and is structurally dissimilar to three oral ATR inhibitors for which chemical structures have been disclosed: AZD-6738 (AstraZeneca), BAY1895344 (Bayer), and RP-3500 (Repare/Roche). The macrocyclic structure of ATRN-119 was designed to restrict the conformational freedom of the molecule, or ability to rotate freely around certain chemical bonds, which may reduce its ability to bind off-target proteins, resulting in potentially increased tolerability, hence permitting higher efficacious drug dosing. Consistent with this hypothesis, ATRN-119 has demonstrated increased selectivity for ATR versus related members of the phosphatidylinositol 3-kinase-related kinase, or PIKK, family of kinases, including ataxia-telangiectasia mutated (ATM), DNA-dependent protein kinase (DNA-PK) and mammalian target of rapamycin (mTOR). In preclinical studies, we have observed a high potency of ATRN-119 for inhibition of ATR, with an IC50 of approximately 4 nM, whereas the IC50 of ATRN-119 is significantly higher for off-

target inhibition of ATM (>600-fold), DNA-PK (>2000-fold) and mTOR (>2000-fold). Selectivity for ATR over other kinases, including PIKKs, may potentially limit toxicity from off-target inhibition. Comprehensive in-vitro head-to-head studies of ATRN-119 versus the oral ATR inhibitors AZD-6738, BAY1895344, and RP-3500 have not been conducted, but data for these other ATR inhibitors have been reported in peer-reviewed scientific publications.

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

Preclinical studies identified an active metabolite, ATRN-157, in dogs receiving oral administration of ATRN-119. Notably, further characterization demonstrated that potency and selectivity of ATRN-157 was comparable to ATRN-119. The presence and abundance of ATRN-157 is assessed in parallel with ATRN-119 in our ongoing Phase 1 clinical trial in order to characterize the overall pharmacokinetic profile.

We observed ATRN-119 to have a potentially favorable tolerability profile across our preclinical studies and animal models. As part of our preclinical studies with ATRN-119, we conducted cell line-derived xenograft, or CDX, mouse model studies, using the colon cancer cell line HCT-116 (mutated KRAS, p53 null). In this study we injected female mice (N=4 per group) with tumor cells and waited for tumor volume to reach approximately 150 mm3 before initiating daily administration over a period of 17 days with vehicle administered orally; ATRN-119 administered orally at 100 mg/kg/day; ATRN-157 administered subcutaneously at 20 mg/kg/day; or a competitor ATR inhibitor administered orally at 25 mg/kg/day. In this study, both ATRN-119 and ATRN-157 demonstrated statistically significant tumor growth inhibition as compared to vehicle control and smaller tumor volume than measured in mice receiving the competitor ATR inhibitor. Body weight loss, as a measurement of tolerability, was negligible across all groups of mice in this study.

ATRN-119 Halts Tumor Progression and Causes No Obvious Toxicity in KRAS-Mutant, p53-Null CDX Model

Data from clinical trials testing the oral ATR inhibitors AZD-6738, BAY1895344 and RP-3500 have been presented and support preclinical observation of synthetic lethality between ATR inhibitors and ATM- and ARID1A-deficient cancers. Additional data from patients with normal ATM expression but who still responded to treatment with AZD-6738 suggest that other mutations may also be synthetic lethal with ATR inhibition. In addition, clinical trial data for RP-3500 demonstrated responses in patients with tumors having mutations in CDK12, RAD51C and BRCA1/2. We believe these data are encouraging and indicate that many additional DDR-related mutations may be synthetic lethal with ATR inhibitors.

Although these early clinical results are encouraging, we believe that improvements in the tolerability of ATR inhibitors could provide opportunities to expand the therapeutic window and administer higher doses on a continuous daily dosing schedule to potentially improve response rates and response duration. Hematologic toxicities, specifically all-grade and higher-grade (grade ≥ 3) adverse events of anemia, neutropenia and thrombocytopenia, have been reported with other ATR inhibitors in clinical development. In order to reduce the frequency of these hematologic adverse events, some other ATR inhibitors are currently being tested using intermittent dosing schedules, such as a repeated schedule of 3 days on treatment followed by 4 days off treatment.

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

ATRN-119 Continuous Daily Dosing Schedule Can Potentially Provide Greater Tumor Growth Inhibition

We conducted an internal, pre-clinical head-to-head tolerability study in male beagle dogs comparing ATRN-119 to a competitor ATR inhibitor that is currently in clinical development. In this study, we administered ATRN-119 at a dose of 20 mg/kg/day for 7 days, followed by 40 mg/kg/day for 7 days and finally 50 mg/kg/day for 7 days. The competitor ATR inhibitor was administered at a clinically-equivalent dose range during 21 days. By day 4 of dosing, the dog receiving the competitor ATR inhibitor exhibited severe reduction in multiple blood cell lineages including reticulocytes. Continued dosing of the competitor ATR inhibitor for three weeks resulted in significant reduction of white blood cells, red blood cells and hemoglobin levels, and was accompanied by severe body weight loss (-15%). For the dog receiving ATRN-119, reduced levels of reticulocytes and neutrophils were noted with prolonged treatment but remained within normal ranges and body weight changes were negligible (-2% to +4%). We believe that these data suggest that ATRN-119 may have less toxicity than the competitor ATR inhibitor.

These data are also consistent with observations in our 28-day GLP toxicology study of ATRN-119 in dogs, in which hematologic changes were of small magnitude and reversible. We believe that the results of our preclinical studies support the testing of daily oral dosing of ATRN-119 in clinical trials.

ATRN-119 Clinical Trial

In January 2023, we enrolled the first patient into our open-label Phase 1/2a clinical trial of ATRN-119 as monotherapy in patients with advanced solid tumors having at least one mutation in a defined panel of DDR-related genes. This panel is a proprietary collection of DDR genes that, when mutated, we believe may be synthetically lethal with ATR inhibition by ATRN-119. In the ongoing monotherapy dose escalation phase (Part 1) of our trial, the primary endpoint is evaluating the tolerability and pharmacokinetics of continuous daily oral dosing of ATRN-119 using a 3+3 trial design in up to approximately 30 patients. A secondary endpoint is evaluating potential initial efficacy. At completion of Part 1 we anticipate identification of a recommended Phase 2 dose that will be used in a Phase 2a cohort expansion (Part 2) to test the tolerability and potential efficacy of ATRN-119 monotherapy in approximately 30 additional patients. An efficacy evaluation is performed every eight weeks. As of March 26, 2024 we have activated four clinical sites in the United States. We anticipate completing the dose escalation for ATRN-119 in the fourth quarter of 2024 and recommended phase 2 dose to be determined in the first quarter of 2025. For Phase 2a cohort expansion (Part 2), we anticipate enrollment of the first patient in the first quarter of 2025 and additional efficacy data in the third quarter of 2025.

Design of Phase 1/2a Clinical Trial Testing ATRN-119 as Monotherapy and Trial Status as of February 28, 2024

As of February 23, 2024, 16 patients were enrolled to the first five cohorts of the Phase 1 escalation stage (50mg/day, 100mg/daily, 200mg/daily, 350mg/daily and 550mg/daily). The first four cohorts were cleared, and ATRN-119 was found to be safe and well tolerated in all four cohorts, with no related adverse effects ≥ grade 4.

ATRN-119, Phase 1/2a Clinical Trial, First Five Cohorts, Safety Results

As of February 23, 2024, seven of fifteen patients experienced adverse effects that are possibly/probably related to ATRN-119.

ATRN-119, Phase 1/2a Clinical Trial, First Five Cohorts, Summary of Duration of Treatment

As of February 28, 2024, two stable disease patients were observed in the five first cohorts of the dose escalation Phase 1 trial:

We anticipate completing the dose-escalation in the fourth quarter of 2024 and to initiate the expansion stage, Phase 2a, during the first quarter of 2025. We anticipate obtaining additional efficacy data from Phase 2a in the third quarter of 2025.

Opportunities for Combination of ATRN-119 with Other Therapies

Combinations of anti-cancer agents have the potential to interact synergistically. This synergy can potentially augment efficacy over monotherapy regimens and reduce the risk of drug resistance. We believe that our ATRN-119 could potentially interact synergistically with various anti-cancer agents, including PARP inhibitors, WEE1 inhibitors, radiopharmaceuticals, chemotherapies, antibody-drug conjugates (ADCs) and immunotherapies. In a preclinical study, we evaluated ATRN-119 and the PARP inhibitor olaparib as both monotherapies and a combination therapy in a patient-derived xenograft, or PDX, ovarian cancer mouse model. Mice were first transplanted with patient-derived BRCA2 deficient ovarian cancer tumor material. When tumors grew to approximately 100 mm3 the mice were dosed (N=6-8 per group) with vehicle, olaparib at 50 mg/kg/day, ATRN-119 at 90 mg/kg twice daily, or the combination of the two agents at the same doses and schedules. In this study, ATRN-119 and olaparib monotherapies demonstrated comparable tumor growth inhibition. However, the combination of ATRN-119 + olaparib demonstrated statistically significant tumor growth inhibition compared to either single agent or vehicle control. Body weight loss, as a measurement of tolerability, was negligible in the mice receiving any of these regimens.

ATRN-119 + Olaparib Combination Drives Regression and No Serious Toxicity in BRCA2-deficient PDX Model

We believe that these data are supportive of future clinical trials to evaluate the combination of a PARP inhibitor and ATNR-119.

WEE1 Inhibitors in Advanced Solid Tumors

We are advancing research of our WEE1 inhibitor, APR-1051, for patients having tumors with increased expression of Cyclin E1 (CCNE1), and potentially other genetic and/or molecular signatures.

WEE1 kinase is a key regulator of multiple phases of the cell cycle, most prominently in progression from G1 to S phase and from S/G2 to M phase through inhibitory phosphorylation of CDK2 and CDK1, respectively. Thus, when WEE1 is inhibited, both G1-S and G2-M checkpoints are abrogated, leading to premature S-phase and M-phase entry. Notably, the replication stress caused by CCNE1 overexpression is transformed into toxic levels of DSBs and cancer cell death when WEE1 is inhibited. These findings suggest CCNE1 overexpression is a cancer-associated vulnerability that may be used to sensitize these cancers to WEE1 inhibitors.

Several WEE1 inhibitors in development by third parties have been or are currently being evaluated in clinical trials either as a monotherapy or in combination regimens. We believe that APR-1051 is potentially differentiated from other WEE1 inhibitors in its: 1) molecular structure; 2) selectivity for WEE1 versus off-target inhibition of the polo-like kinase, or PLK, family of kinases; 3) potentially superior pharmacokinetic properties; and 4) Potential absence of QT prolongation at doses that significantly inhibit WEE1. Of the WEE1 inhibitors developed by other companies, the structures of ZN-c3 (Zentalis) and AZD-1775 (AstraZeneca) are similar, differing only in one region of the molecules. In contrast, the structure of APR-1051 is not similar to either of these two product candidates.

In preclinical biochemical studies, we have observed high potency of APR-1051 for inhibition of WEE1, with an IC50 of approximately 2.2 nM; however, even when tested at a very high relative concentration of 1 μM, APR-1051 did not appreciably inhibit PLK1 (17%), PLK2 (33%) or PLK3 (12%). We believe that this high selectivity for WEE1 over PLK1/2/3 is an important differentiating attribute of APR-1051 versus some of the other WEE1 inhibitors in development. Head-to-head studies of APR-1051 versus the oral WEE1 inhibitors ZN-c3 and AZD-1775 have not been conducted; however, data for the ZN-c3 and AZD-1775 have been previously published and indicate similar levels of PLK inhibition that are higher than that caused by APR-1051. This distinguishing feature is observed despite an apparently higher potency of APR-1051 for WEE1 inhibition.

APR-1051 Displays High Selectivity for WEE1 Versus PLK Kinases

	On Target IC50 (nM)	Off-Target Inhibition of PLKs at 1 μM (%)
	WEE1	PLK1	PLK2	PLK3
Aprea: APR-1051	2.2	17	33	12
Zentalis: ZN-c3(1)	3.8	79	96	92
AstraZeneca: AZD-1775(1)(2)	3.9	70	101	91
1)	Huang et al, (2021) J Med Chem
2)	AstraZeneca announced in July 2022 the discontinuation of development of AZD-1775

In an in-vitro study we showed that PLK1 inhibition reduces the expected molecular effects of WEE1 inhibitor on phos-H2AX and phos-CDK1, hence we believe that minimal PLK1 co-inhibition enables full therapeutic potential of APR-1051.

PLK1 Inhibition Reduces the Molecular Effects of WEE1 Inhibitors in Cells 1

1 AACR-NCI-EORTC Meeting, Poster C147, 2023

We believe that CCNE1 gene amplification or high Cyclin E protein expression is a potential biomarker for our WEE1 inhibitor. Overexpression of Cyclin E protein can drive cells into S-phase prematurely, resulting in replicative stress that may be synthetically lethal with WEE1 inhibition. We are conducting research to expand our list of proprietary potential biomarkers for WEE1 inhibition that could increase potential market opportunities for APR-1051, if approved.

As part of our preclinical studies with APR-1051, we conducted a CDX mouse model study using the CCNE1-amplified ovarian cancer cell line OVCAR3. In this study we injected female mice (N=7 per group) with tumor cells and waited for tumor volume to reach approximately 150 mm3 before initiating daily administration over a period of 28 days with vehicle administered orally or an exploratory formulation of APR-1051 administered orally at 30 mg/kg/day. In this model we observed nearly complete tumor growth inhibition when APR-1051 was administered at 30 mg/kg/day.

APR-1051 Exhibits Strong Tumor Control in CCNE1-Overexpressing CDX Model

Tumor Growth Inhibition
OVCAR-3
Vehicle
APR-1051
Tumor volume (mm^3)
0
200
400
600
800
1000
1200
1400
1600
1800
0
5
10
15
20
25
30
Time (days)

Pre-clinical studies with APR-1051
Data on file

In another preclinical study with APR-1051 in a CDX mouse model bearing OVCAR3-derived tumors, a significant antitumor activity was shown in female mice (N=10) treated with 15 mg/kg on a 5-on/2-off BID schedule.

APR-1051 Suppresses Tumor Growth While Causing Little Effect on RBCs and Body Weight 1

1 AACR-NCI-EORTC Meeting, Poster C147, 2023

In preclinical studies conducted in mice, APR-1051 has also demonstrated potentially favorable pharmacokinetic properties as assessed by the area under the curve, or AUC, a commonly used measure of drug exposure. Head-to-head studies of APR-1051 versus the oral ZN-c3 and AZD-1775 have not been conducted; however, data for the ZN-c3 and

AZD-1775 have been previously disclosed by Zentalis and suggest APR-1051 may have potentially advantageous drug exposure.

APR-1051 Pre-Clinical Data Highlight Potentially Favorable Pharmacokinetic Properties

In addition, QT prolongation adverse effects were reported with several competitor WEE1 inhibitors being developed by other companies, whereas APR-1051 showed negligible inhibition of hERG channels, which could potentially indicate that APR-1051 will not cause QT prolongation at doses that significantly inhibit WEE1.

APR-1051 Exhibits Substantially Lower Inhibition of hERG than WEE1 1

1 AACR-NCI-EORTC Meeting, Poster C147, 2023

In March 2024, the U.S. FDA cleared our IND application for APR-1051 (IND 169359). We plan to initiate a Phase 1 ACESOT-1051 (A Multi-Center Evaluation of WEE1 Inhibitor in Patients with Advanced Solid Tumors, APR-1051) clinical trial in the first half of 2024, evaluating APR-1051 for monotherapy treatment of Cyclin E overexpressing cancers including breast and ovarian cancers. We expect an update from the clinical study in the fourth quarter of 2024, an open-label efficacy data in the second quarter of 2025 and recommended phase 2 dose in the second half of 2025.

Inhibitors of Other DDR Targets

In addition, we also have an early preclinical program, currently in a lead optimization stage, for an undisclosed DDR target. Lead candidate selection is expected in the second quarter of 2024.

Platform of Integrated Discovery Technologies for Synthetic Lethality and Biomarker Discovery

Our development pipeline is based on our discovery platforms and a rationally designed series of molecules. We have developed highly selective small molecule regulators of DDR proteins that may play fundamental roles in these response pathways.

Our drug discovery and development processes integrate three unique platforms: RepliBiom, ATRIZE™ and SCET™. These integrated technologies provide us with the opportunity to enrich our pipeline with potentially novel targets in synthetic lethality and cancer treatment. In addition, by utilizing our integrated technologies we have identified cancer-associated gene alterations that may lead to increased sensitivity to our DDR inhibitors and may provide future opportunities for improved efficacy and tolerability in cancer treatment.

RepliBiom

RepliBiom is designed to identify proteins that cancer cells use to resist the effects of drug treatment. This integrated proteomic, genomic and machine learning approach is designed to identify response factors that both participate in the molecular response to drug treatment and are highly mutated in cancers.

Absence of these resistance factors predicts sensitivity to drug treatment, thus potentially promoting durable drug responses. In addition, this approach is being used to identify combination therapy approaches and new drug targets to advance our drug development programs. Thus, we believe that RepliBiom has the potential to identify candidate biomarkers of therapeutic benefit to our product candidates as well as novel synthetic lethality targets.

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

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for certain preclinical studies and clinical trial materials, including raw materials and consumables necessary for their manufacture, consistent with applicable cGMP requirements. We intend to continue to contract production of these materials and services in the future, including commercial manufacture if our product candidates receive marketing approval. We do not own or operate cGMP manufacturing facilities, nor do we currently plan to build our own cGMP manufacturing capabilities for production of our product candidates for clinical or commercial use.

Although we rely upon contract manufacturers for the manufacture of our product candidates for pre-clinical trials and clinical trials, we have personnel and consultants who oversee our contract manufacturers. In the future, we may also rely upon collaboration partners, in addition to contract manufacturers, for the manufacture of our product candidates or any products for which we obtain marketing approval.

Currently, we have agreements with manufacturers for the production of ATRN-119 active pharmaceutical ingredient, or API, and drug product. We currently have agreements with one manufacturer for APR-1051 API. We believe that these third parties have sufficient capacity to meet our current demand and, in the event they fail to meet our demand, we believe that adequate alternative sources for the supply of materials for our product candidates exist.

We expect that one or more of our current contract manufacturers will have capacity to support commercial scale production but we do not have any formal agreements in place at this time given our early stage of development. If needed, we believe we can identify and establish agreements with additional contract manufacturers to provide API as well as drug product. We intend to identify and qualify additional manufacturers to provide the API, drug product and other services pertaining to our clinical and potential future supply chains prior to seeking marketing approval for any of our product candidates.

All of our product candidates are small molecules and are manufactured synthetically from readily available starting materials. The chemistry underlying our product candidates appears amenable to scale-up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Manufacturing clinical products is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our contract manufacturers are required to comply with current good manufacturing practice (cGMP) regulations, which are regulatory requirements for the production of pharmaceuticals for use in humans.

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

With respect to our lead product candidate, ATRN-119, several companies are developing ATR inhibitors, including Antengene, Artios Pharma, AstraZeneca, IMPACT Therapeutics, Merck KGaA and Repare Therapeutics. Several of these companies are conducting clinical trials with their ATR inhibitors as monotherapy and/or in combination with other chemotherapies and targeted agents.

With respect to our WEE1 inhibitor product candidate, APR-1051, several companies are developing WEE1 inhibitors, including Debiopharm, IMPACT Therapeutics, Schrodinger and Zentalis Pharmaceuticals. Several of these companies are conducting clinical trials with their WEE1 inhibitors as monotherapy and/or in combination with other chemotherapies and targeted agents. AstraZeneca was previously developing a clinical-stage WEE1 inhibitor, AZD-1775, but reported discontinuation of further development in July 2022.

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

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags actual discoveries, we cannot be certain of whether inventions covered by pending patent applications represent the first priority filings of those inventions. Moreover, we may have to participate in proceedings declared by the United States Patent and Trademark Office, or USPTO, in post-grant challenge proceedings at the USPTO or at a foreign patent office, such as inter partes review and post grant review proceedings at the USPTO and opposition proceedings at the European Patent Office, that challenge priority of invention or other features of patentability. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Patent portfolio

As of December 31, 2023, our exclusively owned patent portfolio is directed toward various aspects of our product candidates and research programs.

As of December 31, 2023, the portion of our portfolio for DDR inhibitors, including our ATR and WEE1 programs, consists of 4 issued U.S. patents, 2 U.S. patent applications, 13 pending non-U.S. patent applications, and 18 non-U.S. patents. The claims of these owned patents and patent applications are directed toward composition of matter, pharmaceutical compositions and methods of use. The granted patents and pending applications, if issued, in this family are expected to expire between 2035 and 2044, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of December 31, 2023, the portion of our portfolio for p53 reactivators, including eprenetapopt, consists of 3 issued U.S. patents, 1 pending U.S. application, approximately 90 foreign issued patents and approximately 2 pending foreign patent applications. The claims of these owned patents and patent applications are directed toward drug product formulations and methods of use. The granted patents and pending applications, if issued, in this family are expected to expire between 2024 and 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from several alternative sources, including investigator-initiated trials that are not sponsored by company. Under federal law, the submission of NDAs requiring clinical data is additionally subject to an application user fee, which for federal fiscal year 2024 is $4,048,695. The sponsor of an approved NDA is also subject to annual program fees, which for fiscal year 2024 are $416,734 per eligible product.

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

In addition, under the Pediatric Research Equity Act, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.

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
●	The Federal Criminal Statute on False Statements Relating to Health Care Matters—Makes it a crime to knowingly and willfully falsify, conceal, or cover up a material fact, make any materially false, fictitious, or fraudulent statements or representations, or make or use any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services.
●	HIPAA Criminal Federal Health Care Fraud Statute—Enacted as part of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), makes it a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of any health care benefit program in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs, or integrity oversight and reporting obligations to resolve allegations of non-compliance.
●	The Federal Civil Monetary Penalties Law—Authorizes the imposition of substantial civil monetary penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment.
●	HIPAA Health Information Privacy and Security—Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, privacy, security and confidentiality of personal information. HIPAA, as amended by the federal Health Information Technology for Economic and Clinical Health Act (“HITECH”), in addition to the criminal powers described above, HIPAA requires covered entities, including health plans and most health care providers, to implement administrative, physical, and technical safeguards to protect the privacy and security of covered information (known as “protected health information”) and sets limits and conditions on the uses and disclosures that may be made of such information without the authorization of the relevant individual. HIPAA’s Security Rule and certain provisions of the HIPAA Privacy Rule and Breach Notification Rule apply to business associates of covered entities (i.e., entities that provide services to covered entities that may require access and use of handle protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these Rules. In addition, a covered entity may be subject to criminal and civil penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights (OCR) and, in certain situations involving large breaches, to the media. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. OCR enforces the HIPAA Rules and performs compliance audits and investigations. In addition to enforcement by OCR, HIPAA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to HIPAA violations that impact state residents. On December 1, 2022, OCR issued a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of health information. This bulletin outlined OCR’s position on the use of online tracking technology vendors, when certain information received by such vendors constitutes protected health information under HIPAA, and accordingly, when business associate agreements must be executed between covered entities and such vendors. The HIPAA Rules impose and will continue to impose significant costs on us in order to comply with these standards.
●	Other Privacy Laws—HIPAA establishes a federal “floor” with respect to privacy, security, and breach notification requirements and does not supersede any state laws insofar as they are broader or more stringent than HIPAA. There are numerous other laws, regulations and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal data. Depending on the data we receive, we may be subject to federal and state privacy-related laws that may be more restrictive or contain different requirements than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and requirements related to such data. For example, the Federal Trade Commission (FTC) uses its consumer protection authority to initiate enforcement actions against companies relating to their use and disclosure of personally identifiable information. Specifically, FTC has asserted authority and issued enforcement actions in response to actual or perceived unfair or deceptive practices by a company in the handling of consumer information. The FTC has also pursued enforcement actions against companies for violations of its Health Breach Notification Rule and the Children’s Online Privacy Protection Act. Further, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities. These new laws include the California Consumer Privacy Act, or CCPA, which came into effect January 1, 2020 and was amended and expanded by the California Privacy Rights Act, or CPRA, passed on November 3, 2020, and effective as of January 1, 2023; the Virginia Consumer Data Protection Act, effective as of January 1, 2023; the Colorado Privacy Act and the Connecticut Data Privacy Act, both effective as of July 1, 2023; the Utah Consumer Privacy Act, effective as of December 31, 2023, and the Washington My Health My Data Act (“MHMDA”), with certain provisions effective as of July 1, 2023 and other provisions effective March 31, 2024. Among other things, these state-specific laws create new data privacy obligations for covered companies and provide new privacy rights to state residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The MHMDA also contains a private right of actions. Draft regulations implementing the state statutes have been published, but many questions remain as to how all of the new statutes will be interpreted. The effects of state data protection laws are significant and have required us to modify our data processing practices and may cause us to incur substantial costs and expenses to ensure ongoing compliance, particularly given our base of operations in California. Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information. In addition to the laws discussed above, we may see more stringent state and federal privacy legislation passed in 2024 and beyond, as the increased cyber-attacks during the ongoing COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations. We expect to incur additional costs to ensure that our data privacy and security policies, procedures, and activities comply with applicable and evolving legal requirements.
●	The Federal Physician Payments Sunshine Act—Requires “applicable manufacturers” of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, among others, to track and report annually to the federal government (for disclosure to the public) certain payments and other transfers of value they make to “covered recipients.” The term covered recipients includes U.S.-licensed physicians, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse midwives. If we become an applicable manufacturer, reimbursable by federal healthcare programs, then we will be subject to this law, which would require us to track and annually report certain direct or indirect payments and other transfers of value to such covered recipients. We are also required to report certain ownership or investment interests held by physicians and their immediate family members. CMS has the potential to impose penalties of up to $1.36 million per year for violations of the Physician Payment Sunshine Act, depending on the circumstances, and reported payments also have the potential to draw scrutiny to our relationships with health care practitioners and academic medical institutions, which may have implications under the Anti-Kickback Statute and other healthcare laws.
●	The Federal Food, Drug and Cosmetic Act—A set of laws, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices.
●	Analogous State and Foreign Laws—There are state and foreign law equivalents of the above federal laws, such as the Anti-Kickback Statute and the False Claims Act, which may apply to items or services reimbursed by any third-party payor, including commercial insurers (i.e., so-called “all-payor anti-kickback laws”), as well as state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and, with respect to state laws, are often not pre-empted by HIPAA, thus requiring additional compliance efforts.
●	State and Foreign Laws Regulating Pharmaceutical Manufacturer Compliance Programs, Drug Price Transparency, and Other Practices—Some state and foreign laws require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation, or other remuneration to physicians and other healthcare providers. Several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.
●	FCPA and Other Anti-Bribery and Anti-Corruption Laws—The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals in many countries, either directly or through our contracted distributors. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

We expect that one or more of our products, if approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, including coverage for outpatient services and supplies, such as certain drug products, that are medically necessary to treat a beneficiary’s health condition. In addition, one or more of our products, if approved, may be covered and reimbursed under other federal health care programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national drug rebate agreement with the Secretary of the Department of Health and Human Services in exchange for state Medicaid coverage of most of the manufacturer’s drugs and pay quarterly rebates based on utilization of a manufacturer’s covered outpatient drugs under the program as a condition for states to receive federal matching funds for a manufacturer’s covered outpatient drugs furnished to Medicaid patients and in order for payment to be available for a manufacturer’s drugs under Medicare Part B. When a manufacturer markets a new covered outpatient drug (COD), it must also submit product and pricing data concerning the drug to CMS via the Medicaid Drug Programs (MDP) system. Pharmaceutical manufacturers are also required to participate in the 340B Drug Pricing Program, administered by the Health Resources and Services Administration (HRSA) in order for payment to be available for a manufacturer’s drugs under Medicaid and Medicare Part B. Under the 340B Drug Pricing Program, a manufacturer must charge no more than the 340B “ceiling price” for its covered outpatient drugs purchased by statutorily defined covered entities that participate in the program.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, guidance, case law or other applicable law. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, exclusion from participation in federal health care programs, such as Medicare and Medicaid, disgorgement, reputational harm, additional oversight and reporting obligations pursuant to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with applicable laws and regulations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to market our products, if approved, and adversely impact our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws and regulations, these risks cannot be eliminated entirely. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusion from government-funded healthcare programs.

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

Most recently, on August 16, 2022 the Inflation Reduction Act of 2022, or IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined. On December 14, 2023, President Biden announced that, through the IRA, dozens of pharmaceutical companies are required to pay rebates to Medicare for price hikes on prescription drugs.

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

Human Capital Resources and Employees

As of December 31, 2023, we had 7 full-time employees, of which 4 employees are directly engaged in research and development with the rest providing administrative, business and operations support. We also utilize outside consultants and independent contractors to supplement our full-time workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

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

Information about Our Executive Officers

The following table sets forth certain information about our executive officers as of December 31, 2023.

Name	Age	Position
Oren Gilad, Ph.D.	56	President and Chief Executive officer
John P. Hamill	60	Senior Vice President, Chief Financial Officer and Secretary

Oren Gilad, Ph.D. has served as our Chief Executive Officer since July 2022. He has served as our President and a member of our Board since May 2022, when he was appointed in connection with our acquisition of Atrin Pharmaceuticals, Inc., a privately held oncology discovery company. Dr. Gilad has more than twenty years of academic, private and public biotechnology industry experience, as well as extensive leadership experience across all phases of drug development. Prior to joining Aprea, from 2011 to 2022, he was the Chief Executive Officer of Atrin Pharmaceuticals, Inc. Prior to founding Atrin Pharmaceuticals. Inc. in 2011, Dr. Gilad had a 13-year academic career, where he authored numerous high impact scientific articles, including one that demonstrated the importance of the ATR pathway in cancer development and prevention. This breakthrough research was conducted at the University of Pennsylvania. Dr. Gilad holds a B.Sc from the Hebrew University, a Ph.D. and post-doctorate from the University of California at Davis, and a post-doctorate from the University of Pennsylvania.

John P. Hamill has served as our Senior Vice President, Chief Financial Officer and Secretary since January 2023. From June 2020 to January 2023, Mr. Hamill served as Senior Vice President and Chief Financial Officer of Windtree Therapeutics, Inc., a biopharmaceutical company focused on the development of novel therapeutics intended to address significant unmet medical needs in important acute care markets. Mr. Hamill maintained a consulting practice offering financial and chief financial officer services from September 2019 to June 2020. From August 2018 to August 2019, he served as the Vice President of Finance and Chief Financial Officer of Trevena, Inc., a biopharmaceutical company focused on the development and commercialization of novel medicines for patients with central nervous system disorders. From June 2017 through July 2018, Mr. Hamill maintained a consulting practice offering chief financial officer services such as, amongst other things, raising capital and budgeting. From January 2014 through March 2016, Mr. Hamill was Chief Financial Officer and from April 2016 through May 2017 Chief Executive Officer and Chief Financial Officer for NephroGenex, Inc. Mr. Hamill earned his B.S. with a dual major in Accounting/Business and Computer Science from DeSales University. Mr. Hamill is a Certified Public Accountant and is a member of the Pennsylvania Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, which is December 31, 2024, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700 million as of the prior March 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of our lead product candidates, ATRN-119, which is currently in clinical development. Our clinical trials of ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing ATRN-119 in clinical trials and we have not tested APR-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate commercial revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq Stock Market, or Nasdaq, continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $14.3 million, $112.7 million and $37.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our accumulated deficit was $308.1 million as of December 31, 2023. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that our lead product candidate, ATRN-119, which we acquired in connection with the acquisition of Atrin Pharmaceuticals, Inc. is currently in clinical development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We believe that our existing cash and cash equivalents as of December 31, 2023 and the upfront gross proceeds of approximately $16.0 million received from our private placement of our common stock and warrants in March 2024, before deducting placement agent fees and offering costs of approximately $1.4 million, will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the third quarter of 2025. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, Israel and Hamas and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, the Middle East, geopolitical tensions or record inflation.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. It is possible that other terrorist organizations will join the hostilities as well, including Hezbollah in Lebanon, the Houthi in Yemen and Palestinian military organizations in the West Bank, resulting in a widening of the conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict as are such war’s economic implications on the global economy.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, Israel and Hamas, geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflict in Ukraine, the Middle East, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

We are in the early stages of testing ATRN-119 in clinical trials and we have not tested APR-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

We are in the early stages of testing ATRN-119 in clinical trials and we have not tested APR-1051 in clinical trials. The results of preclinical studies, whether or not conducted by us, may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials that we are conducting today and that we may commence in the future may not be predictive of the results of the later-stage clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates ATRN-119 and APR-1051 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our current and planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their product candidates. Our current clinical trials for ATRN-119 and future clinical trials for APR-1051 may not ultimately be successful or support further clinical development. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We have filed IND’s for ATRN-119 and APR-1051, but we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that lead FDA, IRBs, or other authorities to suspend, terminate, or require changes to our clinical trials. Additionally, even if such regulatory and other authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials or changes to existing clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory clearance or approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

We are also developing APR-1051, which is an orally bioavailable small molecule inhibitor of WEE1, a key regulator of multiple phases of the cell cycle. We are aware of other product candidates that are in preclinical and clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates developed by Debiopharm, IMPACT Therapeutics, Schrodinger and Zentalis Pharmaceuticals, among others. If APR-1051 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as GCP, International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA, also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under current Good Manufacturing Practices, or cGMP, regulations. Our failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If trademarks, brand names and trade names are not adequately protected or available, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

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

The FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

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

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, including the development of policies and procedures to protect our information technology systems and confidential and proprietary information, there is no guarantee we can protect our data from data security incidents, and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee or vendor error, malfeasance or other malicious or inadvertent disruptions from internal or external threats. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as HIPAA, HITECH, and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and notice may need to be made to the media or other data protection regulators. Such incidents, and the publicity they may generate, could harm our reputation and our ability to compete. Unauthorized access, loss or dissemination could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, process claims and appeals, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, and manage the administrative aspects of our business.

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

Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Moreover, privacy and cybersecurity laws and regulations are evolving, and may continue to add additional compliance costs and legal risks. For example, the California legislature passed the CCPA, which came into effect January 1, 2020. The CCPA requires companies doing business in California to disclose information regarding the collection, use and sharing of a consumer’s personal data, and comply with certain qualified privacy rights requests, including rights to request deletion of or to stop the sale of their personal information. While the CCPA includes certain exemptions for data protected by HIPAA or in certain research contexts, the law covers a wide range of data we may process in other contexts. The CCPA also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. Interpretations of the CCPA may continue to evolve with regulatory guidance and enforcement actions from the California Attorney General. The CPRA, which expands the CCPA, passed in November 2020. The CPRA will, among other things, impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. That rulemaking process is ongoing. Following the CPRA, Virginia, Colorado, Utah and Connecticut have enacted similar, but not completely consistent, comprehensive privacy legislation that will also go into effect in January and July 2023, respectively. Many other states are considering similar legislation in addition to the consideration of comprehensive privacy legislation at the federal level. If passed, such laws will require additional resources to ensure compliance, and may have potentially conflicting requirements that would make compliance challenging.

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

Risks related to employee matters and managing growth

Our future success depends on our ability to retain our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, and to attract, retain and motivate qualified personnel.

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

Our total net deferred tax assets as of December 31, 2023 were $49.4 million. Of that amount, $25.2 million relates to gross deferred tax assets in Aprea AB. Our anticipated activities are also expected to result in future significant net operating losses in the United States and Sweden resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $49.4 million on our net deferred tax assets as of December 31, 2023, because, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Sweden or the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

As of December 31, 2023, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 32.1% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an emerging growth company for up to five years, which is December 31, 2024, or until such earlier time as we have more than $1.235 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700 million or we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2023, we had outstanding 3,736,673 shares of common stock. In addition, 28,112 shares of common stock are issuable upon the conversion of preferred stock issued in connection with the Merger.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We are a clinical-stage biopharmaceutical company and we are solely focused on developing novel synthetic lethality-based cancer therapeutics that target DNA damage response pathways. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted a formal cybersecurity risk management program or process for assessing cybersecurity risk currently. We assess material risks from cybersecurity threats on an ongoing basis, including any potential unauthorized access to or occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. To this end, we utilize an outsourced information technology consultant, who we believe has sufficient experience and expertise with regard to cybersecurity matters, to implement systems and procedures designed to reduce, respond to and monitor for cybersecurity threats and vulnerabilities. Our outsourced information technology consultant conducts proactive patching and monitoring of all of our existing systems and has implemented systems and procedures to mitigate cybersecurity risks that we believe are appropriate for a company of our size, stage of growth and financial condition. In addition, we carry insurance with coverage for cyber events that we believe is suitable for a company of our size, stage of growth and financial condition.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple risks to us, including potentially to our results of operations and financial condition. For additional information concerning risks related to cybersecurity, see Item 1.A. Risk Factors: “Our business and operations would suffer in the event of IT system failures, cybersecurity attacks, data breaches, or vulnerabilities in our or our third-party vendors’ information security program or defenses.”

Governance

Management is responsible for the day-to-day management of the risks we face, while our Board of Directors as a whole has responsibility for the oversight of risk management, including as to material risks from cybersecurity threats. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed. The Board of Directors has delegated to the Audit Committee of the Board of Directors the responsibility for the oversight of information technology (including cybersecurity) risks. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Item 2. Properties

We have a facility in Doylestown, Pennsylvania which consists of office and laboratory space of approximately 1,550 square feet under an operating lease agreement that expires in December 2024. We believe that are current facilities are suitable and adequate to meet our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate any potential expansion of our operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is listed on the Nasdaq Capital Market under the symbol "APRE".

As of March 26, 2024, we had approximately 215 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Through December 31, 2023, we have used approximately $74.6 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus. There has been no material change in the planned use of proceeds from our IPO, as described in our IPO prospectus.

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

Our most advanced synthetic lethality product candidate is ATRN-119, a clinical-stage small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR, a kinase that plays a critical role in DDR. ATR is one of several key regulators of the response to defective DNA replication and DNA damage, which occurs more commonly in cancer cells than in normal cells. We are enrolling patients into a Phase 1/2a clinical trial to evaluate ATRN-119 under an investigational new drug application, or IND. The first four dose cohorts have been completed, and patients with advanced solid tumors having mutations in defined DDR-related genes continue to be enrolled into additional cohorts of the Phase 1 dose escalation part of the trial. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily schedule. We anticipate ATRN-119 Phase 1 readout to be available in the first quarter of 2025.

We have several additional, wholly owned synthetic lethality programs. We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, the FDA cleared our IND application for APR-1051. In addition, we also have an early preclinical research program, which is currently in the lead optimization stage, for an undisclosed DDR target.

In addition to development of these drugs as single agents, we are evaluating potential expansion opportunities for our product candidates through combination with other agents such as poly (ADP-ribose) polymerase inhibitors, or PARPi, where we believe a combination of therapeutic agents may enhance synthetic lethality. We are also evaluating combination opportunities within our pipeline, including research on the combination of ATRN-119 and APR-1051 that is supported by a Phase II SBIR grant from the National Cancer Institute.

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

We have devoted substantially all of our resources to developing our product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the net proceeds received from the initial public offering of our common stock and sales of common stock through public offerings.

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

Under the terms of the Merger Agreement, at the closing of the Merger, we issued to the securityholders of Atrin, 55,869 shares of our common stock and 2,949,630 shares of Series A Non-Voting Convertible Preferred Stock, each share of which is convertible into 10 shares of our common stock on a pre-Reverse Stock Split basis. In addition, we assumed outstanding Atrin stock options, which became options to purchase 163,757 shares of our common stock.

Pursuant to the Merger Agreement, we held our annual stockholders’ meeting on July 28, 2022 where, among other matters, the following matters were approved; (i) the conversion of the Series A Non-Voting Convertible Preferred Stock into shares of Common Stock in accordance with Nasdaq Listing Rule 5635(a) and (ii) the ratification of the appointment by our Board of Directors of additional directors.

Through December 31, 2023, a total of 2,893,403 shares of Series A Non-Voting Convertible Preferred Stock were converted into 1,446,701 shares of common stock. As of December 31, 2023, a total of 56,227 shares of Series A Non-Voting Convertible Preferred Stock remained outstanding.

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

Liquidity

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $14.3 million, $112.7 million and $37.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $308.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

●	initiate and conduct clinical trials and additional preclinical research for our product candidates;
●	seek to identify and develop additional product candidates;
●	seek marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
●	maintain, expand, protect and enforce our intellectual property portfolio;
●	acquire or in-license other drugs and technologies;
●	defend against any claims of infringement, misappropriation or other violation of third-party intellectual property;
●	hire and retain additional clinical, quality control and scientific personnel;
●	build out new facilities or expand existing facilities to support our ongoing development activity;
●	add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts; and
●	continue to operate as a public company.

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

As of December 31, 2023, we had cash and cash equivalents of $21.6 million. We believe that our existing cash and cash equivalents as of December 31, 2023 and the upfront gross proceeds of approximately $16.0 million received from our private placement of our common stock and warrants in March 2024, before deducting placement agent fees and offering costs of approximately $1.4 million, will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Foreign currency gain and loss

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

We may remain classified as an EGC until the end of the fiscal year in which the fifth anniversary of our IPO occurs, which is December 31, 2024, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last trading day of the second quarter before that time or if we have annual gross revenues of

$1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

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

Results of operations

Comparison of the years ended December 31, 2023 and 2022

	Years ended December 31,
	2023	2022	Change
Grant revenue	$583,231	$—	$—
Operating expenses:
Research and development	7,627,491	16,402,273	(8,774,782)
General and administrative	8,427,703	20,969,771	(12,542,068)
Acquired in-process research and development	—	76,020,184	(76,020,184)
Total operating expenses	16,055,194	113,392,228	(97,337,034)
Loss from operations	(15,471,963)	(113,392,228)	97,920,265
Other income (expense):
Interest income	1,224,133	448,667	775,466
Foreign currency (loss) gain	(38,926)	281,534	(320,460)
Total other income	1,185,207	730,201	455,006
Net loss	$(14,286,756)	$(112,662,027)	$98,375,271

Grant revenue

Grant revenue from the National Cancer Institute of the National Institutes of Health (“NIH”) for the year ended December 31, 2023 was approximately $0.6 million. There was no grant revenue for the year ended December 31, 2022.

Research and development expenses

	Years ended December 31,
	2023	2022	Change
APR‑246	$69,514	$4,529,279	$(4,459,765)
ATRN-119	2,644,988	661,744	1,983,244
APR-1051	2,839,626	—	2,839,626
Other early‑stage development programs	360,016	1,255,708	(895,692)
Unallocated research and development expenses	1,713,347	9,955,542	(8,242,195)
Total research and development expenses	$7,627,491	$16,402,273	$(8,774,782)

Research and development expenses for the year ended December 31, 2023 were $7.6 million, compared to $16.4 million for the year ended December 31, 2022. The overall decrease of $8.8 million was primarily due to the following:

●	a decrease of $4.5 million related to the close out of our clinical trials of eprenetapopt and APR-246;
●	a decrease of $0.9 million in pre-clinical development activities;
●	a decrease of $2.5 million in personnel costs primarily related to the close out of our research facility in Sweden during 2022; and
●	a decrease of $6.0 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was primarily related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin Acquisition which occurred in the second quarter of 2022, as well as, lower non-cash stock-based compensation expense during 2023.

The above decreases were offset, in part by:

●	an increase of $2.0 million related to our Phase 1/2a clinical trial evaluating ATRN-119 which enrolled its first subject in Q1 2023; and
●	an increase of $2.8 million related to IND enabling studies for APR-1051, our small molecule WEE1 inhibitor.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2023 were $8.4 million, compared to $21.0 million for the year ended December 31, 2022. The decrease of $12.5 million was primarily related to:

●	a decrease of $10.6 million in non-cash stock-based compensation expense. The decrease in non-cash stock-based compensation expense was related to the accelerated vesting of all outstanding and unvested stock options and RSUs in connection with the Atrin Acquisition which occurred in the second quarter of 2022, as well as, lower non-cash stock-based compensation expense during 2023;
●	a decrease in insurance premiums of $2.1 million; and
●	a decrease of $0.7 million in professional fees primarily associated with post-acquisition activities during 2022.

The above increase was offset, in part by the following:

●	an increase of $0.1 million in personnel costs primarily related to severance expense for our former executives; and
●	an increase of $0.9 million in consulting costs related to board fees, recruiting fees and other general consulting fees.

Other income and expense

Foreign currency loss was $38,926 for the year ended December 31, 2023 compared to a foreign currency gain of $0.3 million for the year ended December 31, 2022. The change in the foreign currency of $0.3 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Interest income increased to $1.2 million for the year ended December 31, 2023, as compared to $0.4 million for the year ended December 31, 2022, primarily due to increased market interest rates. Interest income for the years ended December 31, 2023 and 2022 primarily consisted of interest earned on our cash and cash equivalents.

Comparison of the years ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$16,402,273	$23,895,875	$(7,493,602)
General and administrative	20,969,771	13,550,478	7,419,293
Acquired in-process research and development	76,020,184	—	76,020,184
Total operating expenses	113,392,228	37,446,353	75,945,875
Loss from operations	(113,392,228)	(37,446,353)	(75,945,875)
Other income:
Interest income	448,667	1,648	447,019
Foreign currency gain (loss)	281,534	317,402	(35,868)
Total other income	730,201	319,050	411,151
Net loss	$(112,662,027)	$(37,127,303)	$(75,534,724)

Research and development expenses

	Year Ended December 31,
	2022	2021	Change
APR-246	$4,529,279	$12,213,069	$(7,683,790)
ATRN-119	661,744	—	661,744
Other early-stage development programs	1,255,708	4,315,990	(3,060,282)
Unallocated research and development expenses	9,955,542	7,366,816	2,588,726
Total research and development expenses	$16,402,273	$23,895,875	$(7,493,602)

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

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of December 31, 2023, we had cash and cash equivalents of $21.6 million. We believe that our existing cash and cash equivalents as of December 31, 2023 and the gross proceeds of approximately $16.0 million from the issuance of our common stock and warrants in March 2024, before deducting placement agent fees and offering costs of approximately $1.4 million, will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the third quarter of 2025.

On November 12, 2020, we filed a shelf registration statement, or the 2020 Shelf Registration Statement, with the SEC for the issuance up to $350 million, and up to $50 million under the Sales Agreement, as discussed below, which was declared effective on November 30, 2020. We filed a prospectus supplement to the 2020 Shelf Registration Statement dated September 2, 2022 for the sale of up to $14,744,728 of shares of our common stock pursuant to the Sales Agreement. The 2020 Shelf Registration Statement expired in November 2023.

On November 12, 2020, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB. Pursuant to the terms of the Sales Agreement, we were able, from time to time, in our sole discretion, to issue and sell through SVB, acting as sales agent, up to $50.0 million of shares of our common stock. The Sales Agreement has been terminated and is no longer effective. During the years ended December 31, 2023, 2022 and 2021, we issued and sold

26,302 shares, 38,481 shares and 18,338 shares, respectively, of common stock under the Sales Agreement resulting in net proceeds of approximately $0.3 million, $0.7 million and $1.5 million, respectively.

On January 26, 2024, we filed a shelf registration statement, or the 2024 Shelf Registration Statement, with the SEC for issuance of up to $150 million, including a prospectus for the sale of $1 million under the ATM Agreement, as discussed below, which was declared effective on February 2, 2024. We subsequently filed a prospectus supplement to the 2024 Shelf Registration Statement for the sale of up to $2 million of shares of our common stock pursuant to the ATM Agreement.

On January 26, 2024, we entered into an At the Market Offering Agreement, or the ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the ATM Agreement and the prospectus supplement filed in connection therewith, we may, from time to time, in our sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $2 million of shares of our common stock. We have not made any sales under the ATM Agreement to date. In March 2024, we terminated the ATM agreement with HCW.

On March 11, 2024, we entered into a securities purchase agreement with certain purchasers, or the Purchasers, pursuant to which we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from us (i) 1,687,712 shares of our common stock at a purchase price of $7.29 per share, (ii) pre-funded common stock purchase warrants to purchase an aggregate of up to 507,076 shares of our common stock at an exercise price of $0.001 per share, (iii) tranche A common stock purchase warrants to purchase up to 1,097,394 shares of our common stock at an exercise price of $7.29 per share, or the Tranche A Warrants, and (iv) tranche B common stock purchase warrants to purchase up to 1,097,394 shares of our common stock at an exercise price of $9.1125 per share, or the Tranche B Warrants. The Tranche A Warrants will be exercisable until the earlier of (i) the three-year anniversary of issuance and (ii) 30 days after we announce the recommended Phase 2 dose for ATRN-119, and, following such announcement, the daily volume weighted average price of our common stock equals or exceeds $14.58 for 30 consecutive trading days. The Tranche B Warrants will be exercisable until the earlier of (i) the five-year anniversary of issuance and (ii) 30 days after we announce the recommended Phase 2 dose for APR-1051 and, following such announcement, the daily volume weighted average price of our common stock equals or exceeds $18.225 for 30 consecutive trading days. To the extent that the exercise of a Tranche A Warrant or Tranche B Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of our outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate gross proceeds from the issuance of common stock and warrants totaled approximately $16.0 million, before deducting placement agent fees and offering costs of approximately $1.4 million, and the gross proceeds from potential future warrant cash exercises is expected to be approximately $18.0 million.

In the future, we may periodically offer securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2024 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$(12,177,608)	$(25,011,136)	$(37,686,179)
Investing activities	(93,093)	—	—
Financing activities	5,139,990	682,973	1,747,012
Change in cash and cash equivalents	$(7,130,711)	$(24,328,163)	$(35,939,167)

Operating activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $12.2 million for the year ended December 31, 2023 compared to $25.0 million for the year ended December 31, 2022. The decrease in net cash used in operating activities of $12.8 million was primarily attributable to an decrease in our net loss of $98.4 million, which was largely due to acquired IPR&D associated with the Atrin acquisition partially offset by a non-cash charge for acquired IPR&D of $72.5 million and a change in operating assets and liabilities of $3.4 million, partially offset by a decrease in non-cash stock-based compensation of $16.5 million.

Net cash used in operating activities was $25.0 million for the year ended December 31, 2022 compared to $37.7 million for the year ended December 31, 2021. The decrease in net cash used in operating activities of $12.7 million was primarily attributable to an increase in our net loss of $75.8 million, which was largely due to acquired IPR&D associated with the Atrin acquisition of $76.0 million and a net decrease in operating assets and liabilities of $1.8 million, partially offset by an increase in non-cash stock-based compensation of $9.2 million.

Investing activities

Cash used in investing activities for the years ended December 31, 2023, 2022 and 2021 was $93,093, $0 and $0, respectively. Cash used in investing activities for 2023 represented the acquisition of property and equipment.

Financing activities

Net cash provided by financing activities was $5.1 million for the year ended December 31, 2023. Cash provided by financing activities was attributable to the net proceeds of $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million, received from the sale of 1,050,000 shares of common stock in February 2023 and the net proceeds of approximately $0.3 million, after deducting approximately $8,000 in issuance costs, received from sales of common stock under the Sales Agreement.

Net cash provided by financing activities was $0.7 million for the year ended December 31, 2022 which was attributable to the net proceeds received from sales of common stock under the Sales Agreement.

Net cash provided by financing activities was $1.7 million for the year ended December 31, 2021. Cash provided by financing activities was attributable to net proceeds of $1.5 million received from sales of common stock under the Sales Agreement and $0.2 million from the exercise of stock options.

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

As of December 31, 2023, we had cash and cash equivalents of $21.6 million. We believe that our existing cash and cash equivalents as of December 31, 2023 and the upfront gross proceeds of approximately $16.0 million received from our private placement of our common stock and warrants in March 2024, before deducting placement agent fees and offering costs of approximately $1.4 million, will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations and commitments

We have an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was renewed for 2024 and is currently set to expire on December 31, 2024. Rent expense under this lease is $110,000 annually and the company has applied the short-term exception to this lease.

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

Item 7A. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of December 31, 2023, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2023.

Item 8. Financial Statements and Supplementary Data

Aprea Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aprea Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aprea Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (Unites States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023.

Philadelphia, Pennsylvania

March 26, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Aprea Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aprea Therapeutics, Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2023.

Iselin, New Jersey

March 30, 2023

Aprea Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,606,820	$28,786,647
Prepaid expenses and other current assets	914,275	1,366,859
Total current assets	22,521,095	30,153,506
Property and equipment, net	88,362	2,321
Restricted cash	40,717	—
Total assets	$22,650,174	$30,155,827
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,670,369	$842,754
Accrued expenses	2,186,262	2,358,332
Deferred grant revenue	528,974	—
Total current liabilities	4,385,605	3,201,086
Commitments and contingencies (Note 10)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 56,227 shares issued and outstanding at December 31, 2023 and 2022, respectively.	1,311,063	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 3,736,673 and 2,655,269 shares issued and outstanding at December 31, 2023 and 2022, respectively.	3,736	2,655
Additional paid-in capital	335,644,204	330,060,836
Accumulated other comprehensive loss	(10,611,273)	(10,623,408)
Accumulated deficit	(308,083,161)	(293,796,405)
Total stockholders’ equity	16,953,506	25,643,678
Total liabilities and stockholders' equity	$22,650,174	$30,155,827

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2023	2022	2021
Grant revenue	$583,231	$—	$—
Operating expenses:
Research and development	7,627,491	16,402,273	23,895,875
General and administrative	8,427,703	20,969,771	13,550,478
Acquired in-process research and development	—	76,020,184	—
Total operating expenses	16,055,194	113,392,228	37,446,353
Loss from operations	(15,471,963)	(113,392,228)	(37,446,353)
Other income:
Interest income, net	1,224,133	448,667	1,648
Foreign currency (loss) gain	(38,926)	281,534	317,402
Total other income	1,185,207	730,201	319,050
Net loss	$(14,286,756)	$(112,662,027)	$(37,127,303)
Other comprehensive gain (loss):
Foreign currency translation	12,135	(264,452)	(321,695)
Total comprehensive loss	$(14,274,621)	$(112,926,479)	$(37,448,998)
Net loss per share attributable to common stockholders, basic and diluted	$(3.95)	$(67.99)	$(34.88)
Weighted-average common shares outstanding, basic and diluted	3,617,607	1,657,055	1,064,325

See accompanying notes to consolidated financial statements

Aprea Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2020	—	—	1,059,340	$1,059	$231,438,483	$(10,037,261)	$(144,007,075)	$77,395,207
Exercise of stock options	—	—	11,319	11	208,356	—	—	208,367
Vesting of restricted stock units	—	—	3,970	4	(4)	—	—	—
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	18,338	18	1,538,627	—	—	1,538,645
Stock‑based compensation	—	—	—	—	7,813,743	—	—	7,813,743
Foreign currency translation	—	—	—	—	—	(321,695)	—	(321,695)
Net loss	—	—	—	—	—	—	(37,127,303)	(37,127,303)
Balance at December 31, 2021	—	—	1,092,967	$1,092	$240,999,206	$(10,358,956)	$(181,134,378)	$49,506,964
Vesting of restricted stock units			21,251	21	(21)	—	—	—
Issuance of preferred stock upon acquisition of Atrin	2,949,630	$68,777,468	—	—	—	—	—	—
Issuance of common stock upon acquisition of Atrin	—	—	55,869	56	1,329,643	—	—	1,329,699
Value of assumed stock options	—	—	—	—	2,602,850	—	—	2,602,850
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	38,481	39	682,934	—	—	682,973
Conversion of preferred stock into common stock	(2,893,403)	(67,466,405)	1,446,701	1,447	67,464,958	—	—	67,466,405
Stock‑based compensation	—	—	—	—	16,981,266	—	—	16,981,266
Foreign currency translation	—	—	—	—	—	(264,452)	—	(264,452)
Net loss	—	—	—	—	—	—	(112,662,027)	(112,662,027)
Balance at December 31, 2022	56,227	$1,311,063	2,655,269	$2,655	$330,060,836	$(10,623,408)	$(293,796,405)	$25,643,678
Vesting of restricted stock units			5,102	5	(5)	—	—	—
Issuance of common stock, net	—	—	1,050,000	1,050	4,870,815	—	—	4,871,865
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	26,302	26	268,099	—	—	268,125
Stock‑based compensation	—	—	—	—	444,459	—	—	444,459
Foreign currency translation	—	—	—	—	—	12,135	—	12,135
Net loss	—	—	—	—	—	—	(14,286,756)	(14,286,756)
Balance at December 31, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,644,204	$(10,611,273)	$(308,083,161)	$16,953,506

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(14,286,756)	$(112,662,027)	$(37,127,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	72,523,293
Depreciation and amortization	7,052	4,403	12,829
Stock‑based compensation	444,459	16,981,266	7,813,743
Amortization of right of use lease asset	—	182,042	258,848
Foreign currency loss (gain)	38,926	(281,534)	(317,402)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	451,994	2,190,086	(109,338)
Accounts payable	827,463	(858,513)	(2,730,587)
Accrued expenses	(189,720)	(2,903,450)	(5,218,241)
Deferred grant revenue	528,974	—	—
Lease liability	—	(186,702)	(268,728)
Net cash used in operating activities	(12,177,608)	(25,011,136)	(37,686,179)
Cash flows from investing activities:
Purchases of property and equipment	(93,093)	—	—
Net cash used in investing activities	(93,093)	—	—
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	—	208,367
Proceeds from issuance of common stock	5,788,918	682,973	1,538,645
Common stock issuance costs	(648,928)	—	—
Net cash provided by financing activities	5,139,990	682,973	1,747,012
Change in cash, cash equivalents and restricted cash	(7,130,711)	(24,328,163)	(35,939,167)
Effect of exchange rate changes on cash	(8,399)	38,758	(2,467)
Cash, cash equivalents and restricted cash—beginning of year	28,786,647	53,076,052	89,017,686
Cash, cash equivalents and restricted cash—end of period	$21,647,537	$28,786,647	$53,076,052

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$21,606,820	$28,786,647	$53,076,052
Restricted cash	40,717	—	—
Total cash, cash equivalents and restricted cash	$21,647,537	$28,786,647	$53,076,052

Non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$123,786	$124,043
Issuance of convertible preferred stock and common stock in connection with acquisition	—	70,107,167	—

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

The Company held a stockholders’ meeting on July 28, 2022 where approval of the conversion of the Series A Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) was received. A majority of the Series A Preferred Stockholders elected to convert their Series A Preferred Stock into common stock during the second half of 2022 (see Note 8).

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

The Company believes that the December 31, 2023 cash balance of approximately $21.6 million and the upfront gross proceeds of approximately $16 million received from our private placement of our common stock and warrants in March 2024, before deducting placement agent fees and offering costs of approximately $1.4 million, will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the third quarter of 2025. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

2. Summary of significant accounting policies

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Aprea Therapeutics AB, which was incorporated in May 2009, Aprea US, Inc., which was incorporated in June 2016 and ATR Pharmaceuticals LLC which was incorporated in May 2022. Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated.

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

Restricted cash— The Company has restricted cash of approximately $41,000 that is securing the Company’s credit card program.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

Asset category	Estimated useful life
Computer equipment and software	3 years
Laboratory equipment and office furniture	7 years

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts payable and accrued expenses. The carrying amount of accounts payable and accrued expenses is considered a reasonable estimate of fair value due to the short-term maturity.

Accounting for leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

The Company has elected not to separate lease and non-lease components as a single component. Operating leases are recognized on the balance sheet as right of use (ROU) lease assets, lease liabilities current and lease liabilities non-current. Fixed rents are included in the calculation of the lease balances while variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis. The Company has also elected the short-term lease exemption for all leases with an original term of less than 12 months.

Revenue recognition— The Company’s revenue is primarily generated through grants from government organizations. Grant revenue is recognized during the period that the reimbursable research and development services occur, as qualifying expenses are incurred or conditions of the grants are met. Grant revenue received in advance is recorded as deferred grant revenue and recognized as revenue once the conditions for revenue recognition are met. Associated expenses are recognized when incurred as research and development expense. The Company concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer.

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

For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed in accordance with ASC 718.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2023	2022	2021
Convertible preferred stock (as converted)	28,112	28,112	—
Options to purchase common stock	596,466	480,274	229,308
Unvested restricted stock units	23,870	12,734	19,985
Total shares of common stock equivalents	648,448	521,120	249,293

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

Segment Information— The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The financial information is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources. The Company’s CODM is its chief executive officer.

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

3. Acquisition of Atrin Pharmaceuticals

On May 16, 2022, the Company completed its acquisition of Atrin in accordance with the terms of the Merger Agreement as described in Note 1 – “Nature of business and basis of presentation”. Under the terms of the Merger Agreement, the Company issued 55,869 shares of common stock and 2,949,630 shares of Series A Preferred Stock. Each

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

share of Series A Preferred Stock is convertible into 10 shares of Common Stock on a pre-Reverse Stock Split basis. A majority of the Series A Preferred Stockholders elected to convert their Series A Preferred Stock into common stock during the second half of 2022 (see Note 8).

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

As a result of the Atrin acquisition, the Company announced in May 2022 it was closing its research facility in Sweden and reducing its related workforce in Sweden. The closure of the Swedish research facility and the reduction in workforce resulted in total expenses for employee severance and employee benefits of approximately $1.1 million, of which was recorded as of May 16, 2022. As of December 31, 2023 and 2022, the remaining liability is approximately $0 and $0.1 million.

In connection with the Atrin acquisition, a non-transferable contingent value right (a “CVR”) was distributed to the Aprea stockholders of record as of the close of business on May 13, 2022. Holders of the CVR will be entitled to receive certain stock and/or cash payments from proceeds received by the Company, if any, related to the disposition of its legacy assets in the 2 year period following the closing of the transaction. The CVR had a deminimis value as of May 16, 2022 and December 31, 2023 and 2022.

4. Property and equipment

Property and equipment consist of the following:

	December 31,
	2023	2022
Lab equipment	$133,226	$40,133
Computer equipment	5,258	5,258
Property and equipment, at cost	138,484	45,391
Less accumulated depreciation and amortization	(50,122)	(43,070)
Property and equipment—net	$88,362	$2,321

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $7,052, $4,403, $12,829, respectively.

5. Leases

During 2023, the Company was party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2023, 2022 and 2021 was $79,991, $329,673 and $342,550, respectively, which is included in operating expenses.

The Company also has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was renewed for 2024 and is currently set to expire on December 31, 2024. Rent expense under this lease is $110,000 annually and the Company has applied the short-term exception to this lease. The Company has no lease obligations beyond 2024.

The Company had an operating lease in Boston, Massachusetts for office space which expired in December 2022. The Company also had an operating lease for office and laboratory space in Solna, Sweden which was terminated effective November 30, 2022.

The Company was party to one operating lease in 2023 that it applied the short-term lease exception. Quantitative information regarding the Company’s leases for the years ended December 31, 2022 and 2021 is as follows:

	Year ended December 31,
Lease Cost	2022	2021
Operating lease cost	$233,628	$233,364
Other Information
Operating cash flows paid for amounts included in the measurement of lease liabilities	$245,584	$255,078
Operating lease liabilities arising from obtaining right‑of‑use assets	$123,786	$124,043
Weighted average remaining lease term (years)	—	0.50 - 1.00
Weighted average discount rate	3.0 - 4.3%	3.0 - 4.3%

6. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022
Professional fees	$138,601	$75,012
Compensation, severance and benefits	1,016,960	1,397,977
Research and development	856,575	688,858
Other	174,126	196,485
Total accrued expenses	$2,186,262	$2,358,332

7. Income taxes

The components of net loss are as follows:

Year ended December 31,
2023	2022	2021

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

Foreign	$(365,750)	$(6,377,901)	$(13,229,828)
Domestic	(13,921,006)	(106,284,126)	(23,897,475)
Net loss	$(14,286,756)	$(112,662,027)	$(37,127,303)

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate:

	Year ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	—%	—%	(0.1)%
Permanent differences	—%	(0.6)%	—%
Section 162(m) limitation	10.3%	(2.5)%	—%
In-process research and development	—%	(13.5)%	—%
Changes in valuation allowance	(31.1)%	(3.7)%	(18.2)%
Other	(0.2)%	(0.7)%	(2.7)%
Effective income tax rate	—%	—%	—%

Significant components of the Company’s deferred taxes as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$41,784,757	$38,839,281
Stock compensation	3,955,371	2,309,828
Amortization	56,882	118,259
Capitalized research and development costs	3,487,955	2,362,347
Fixed Assets	3,574	—
Accrued Expenses	155,320	—
Gross deferred tax assets	49,443,859	43,629,715
Valuation allowance	(49,443,859)	(43,629,689)
Total deferred tax assets	—	26
Deferred tax liabilities:
Fixed assets	—	(26)
Total deferred tax liabilities	—	(26)
Net deferred tax assets (liabilities)	$—	$—

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2023, 2022 and 2021, respectively. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2023, the Company has $118.2 million, $65.5 million, and $66.3 million of foreign, federal and state net operating loss carryforwards, respectively, that expire at various dates through 2037. Certain of these foreign, federal and state net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization.

The valuation allowance increased in 2023 and 2022 by $5.8 million and $1.5 million, respectively due to the increase in the deferred tax assets by the same amounts; primarily due to net operating loss carryforwards. Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the U.S. Internal Revenue Code and Sweden tax law, certain changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

annually to offset future taxable income. For U.S. and Swedish income tax purposes, the Company has not completed a study to assess whether a change of control has occurred or whether there have been changes of control since the Company’s formation due to the complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize U.S. or Swedish net operating losses or other tax attribute carryforwards in the future. For Swedish income tax purposes, the Company’s net operating losses may be subject to limitations in accordance with the country’s group contribution restriction laws.

The Company files tax returns in Sweden, the United States, Massachusetts and Pennsylvania. Income tax returns prior to 2020 in the United States and Massachusetts are no longer subject to examination and income tax returns prior to 2017 are no longer subject to examination in Sweden. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

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

As of December 31, 2023 and 2022, the Company had approximately $0.1 million and $0.1 million of liabilities, respectively, related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2023, 2022 and 2021.

For tax years beginning after January 1, 2022, U.S. Corporations are now mandated to capitalize direct research and development costs and costs deemed incidental to research under Section 174 of the tax code. For the years ended December 31, 2023 and 2022 the Company has capitalized approximately $7.8 million and $9.0 million of costs deemed direct or incidental to research and development.

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

Conversion of Series A Preferred Stock

As discussed in Note 1 and Note 3, the Company issued to the shareholders of Atrin 2,949,630 shares of Series A Preferred Stock as partial consideration of the Atrin acquisition. Each share of Series A Preferred Stock is convertible into 10 shares of common stock on a pre-Reverse Stock Split basis. The Company held a stockholders’ meeting on July 28, 2022 where approval of the conversion of the Series A Preferred Stock into shares of the Company’s common stock in accordance with Nasdaq Listing Rule 5635(a) was received. As of December 31, 2023, a total of 2,893,403 shares of

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

Series A Preferred Stock was converted into 1,446,701 shares of common stock. As of December 31, 2023, a total of 56,227 shares of Series A Preferred Stock remained outstanding.

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million (the “2020 Shelf Registration Statement”). On November 30, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC and on November 30, 2023 the 2020 Shelf Registration Statement expired. The 2023 Shelf Registration Stated included an at-the-market offering program with SVB Leerink LLC (the “SVB ATM Program”) and the Company filed a Prospectus Supplement dated September 2, 2022, for the sale of up to $14,744,728 of shares of the Company’s common stock pursuant to its SVB ATM Program. The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold in connection with the SVB ATM Program. During the years ended December 31, 2023, 2022 and 2021, the Company issued and sold 26,302 shares, 38,481 shares and 18,338 shares, respectively, of common stock under the SVB ATM Program resulting in net proceeds to the Company of approximately $0.3 million, $0.7 million and $1.5 million, respectively. The SVB ATM Program has terminated is no longer effective.

In February 2023, the Company issued and sold 1,050,000 shares of common stock at a public offering price of $5.25 per share pursuant to the 2020 Shelf Registration Statement resulting in net proceeds to the Company of approximately $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million.

On January 26, 2024, the Company filed a new shelf registration statement (the “2024 Shelf Registration Statement”) with the SEC for issuance of up to $150 million, including a prospectus for the sale of $1 million under the ATM Agreement, as discussed below, which was declared effective on February 2, 2024. The Company subsequently filed a prospectus supplement to the 2024 Shelf Registration Statement for the sale of up to $2 million of shares of common stock pursuant to the ATM Agreement. On January 26, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainright & Co., LLC (“HCW”). Pursuant to the ATM Agreement and the prospectus supplement filed in connection therewith, the Company may, from time to time, in its sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $2 million of shares of common stock. The Company has not made any sales under the ATM Agreement to date. In March 2024, the Company terminated the ATM Agreement with HCW.

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

The Board of Directors has the discretion to provide for accelerated vesting under the 2019 Plan. At December 31, 2023, there were 61,637 shares available for future grant under the 2019 Plan.

The Company recorded stock-based compensation expense of $0.4 million, $17.0 million and $7.8 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $0.6 million of

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

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

The assumptions used in Black-Scholes are as follows:

	Year ended December 31,
	2023	2022	2021
Expected volatility	84.8%-91.6%	84.4%-89.6%	88.1%-90.2%
Risk‑free rate	3.41%-4.73%	1.95%-2.69%	0.96%-1.04%
Expected dividend yield	0%	0%	0%
Expected term in years	5.50-10.00	6.08-10.00	5.50 - 6.08

A summary of option activity under the Plan during the years ended December 31, 2023, 2022 and 2021 are as follows:

		Weighted‑	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price per	contractual	intrinsic
	options	share	term (in years)	value
Outstanding at December 31, 2020	188,552	$182.00	6.8
Granted	58,980	117.40
Exercised	(11,319)	18.40
Cancelled/Forfeited	(6,905)	330.60
Outstanding at December 31, 2021	229,308	$169.00	6.6
Granted	96,798	31.40
Options assumed in Atrin merger	163,733	14.21
Exercised	—	—
Cancelled/Forfeited	(9,565)	118.60
Outstanding at December 31, 2022	480,274	$89.49	6.8	$
Granted	123,062	5.68
Exercised	—	—
Cancelled/Forfeited	(6,870)	21.80
Outstanding at December 31, 2023	596,466	$72.95	6.2	$45,825
Exercisable at December 31, 2023	464,086	$91.82	5.3	$—
Vested or expected to vest at December 31, 2023	596,466	$72.95	6.2	$45,825

The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021, was $4.35, $23.68 and $85.82, per share, respectively.

Restricted Stock Units

During the year ended December 31, 2023, the Company granted the following RSU’s:

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

●	a total of 17,493 RSUs to executive officers of the Company which vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date.
●	a total of 3,000 RSUs to non-employee directors of the Company which vest on the one-year anniversary of the grant date.

During the year ended December 31, 2022, the Company granted the following RSU’s:

●	a total of 9,320 RSUs to executive officers of the Company which vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date.
●	a total of 3,414 RSUs to non-employee directors of the Company which vest on the one-year anniversary of the grant date.
●	a total of 11,330 RSUs to executive officers and certain other employees of the Company which vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date. These RSUs vested on May 16, 2022 in connection with the acquisition of Atrin.

During the year ended December 31, 2021, the Company granted the following RSU’s:

●	a total of 25,000 RSUs to executive officers and certain other employees of the Company, 800 of which were canceled prior to vesting. The remaining RSUs vested on May 16, 2022 in connection with the acquisition of Atrin.
●	a total of 1,150 RSUs to non-employee directors of the Company. These RSUs vested on May 16, 2022 in connection with the acquisition of Atrin.

As of December 31, 2023, there was $0.2 million of unrecognized compensation cost related to RSUs granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

The following table shows restricted stock unit activity during the year ended December 31, 2023:

		Weighted‑
		average
		grant date
	Shares	fair value
Outstanding at December 31, 2020	—	$—
Granted	26,150	118.20
Vested	(5,365)	118.80
Cancelled/Forfeited	(800)	120.00
Outstanding at December 31, 2021	19,985	$118.20
Granted	24,064	28.68
Vested	(30,981)	88.21
Cancelled/Forfeited	(334)	114.60
Outstanding at December 31, 2022	12,734	$21.80
Granted	20,493	8.81
Vested	(5,102)	21.80
Cancelled/Forfeited	(4,255)	21.80
Outstanding at December 31, 2023	23,870	$10.00

10. Commitments and contingencies

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 and 2022, and, to its

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

knowledge, no material legal proceedings are currently pending or threatened. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2023, the Company has not recorded a provision for any contingent losses.

11. Subsequent events

March 2024 Private Placement

On March 11, 2024, the Company entered into a securities purchase agreement with certain purchasers (the “Purchasers”) pursuant to which the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company (i) 1,687,712 shares of the Company’s common stock at a purchase price of $7.29 per share, (ii) pre-funded common stock purchase warrants to purchase an aggregate of up to 507,076 shares of the Company’s common stock at an exercise price of $0.001 per share, (iii) tranche A common stock purchase warrants to purchase up to 1,097,394 shares of the Company’s common stock at an exercise price of $7.29 per share (the “Tranche A Warrants”), and (iv) tranche B common stock purchase warrants to purchase up to 1,097,394 shares of the Company’s common stock at an exercise price of $9.1125 per share (the “Tranche B Warrants”). The Tranche A Warrants will be exercisable until the earlier of (i) the three-year anniversary of issuance and (ii) 30 days after the Company announces the recommended Phase 2 dose for ATRN-119, and, following such announcement, the daily volume weighted average price of the Company’s common stock equals or exceeds $14.58 for 30 consecutive trading days. The Tranche B Warrants will be exercisable until the earlier of (i) the five-year anniversary of issuance and (ii) 30 days after the Company announces the recommended Phase 2 dose for APR-1051 and, following such announcement, the daily volume weighted average price of the Company’s common stock equals or exceeds $18.225 for 30 consecutive trading days. To the extent that the exercise of a Tranche A Warrant or Tranche B Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of the Company’s outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate upfront gross proceeds from the issuance of common stock totaled approximately $16.0 million, before deducting placement agent fees and offering costs of approximately $1.4 million, and the gross proceeds from potential future warrant cash exercises is expected to be approximately $18.0 million.

ATM Agreement

On January 26, 2024, the Company entered into the ATM Agreement with HCW. The Company has not made any sales under the ATM Agreement to date. In March 2024, the Company terminated the ATM Agreement with HCW.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 9B. Other Information

During the three (3) months ended December 31, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act and/or any non-Rule 10b5-1 trading arrangement..

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

3.3##	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 17, 2022)

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

4.2##	Form of Pre-Funded Warrant (March 2024 Offering) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-k filed on March 12, 2024).

4.3##	Form of Tranche A Warrant (March 2024 Offering) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-k filed on March 12, 2024).

4.4##	Form of Tranche B Warrant (March 2024 Offering) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-k filed on March 12, 2024).

10.1##+	Form of 2019 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-233662)).

10.2##+	Form of 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-233662))

10.3##†	Service Agreement, between Aprea AB and Syngene International Private Limited (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-233662))

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

10.8##+

Confidential Severance Agreement and General Release between Aprea Therapeutics, Inc. and Scott M. Coiante (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on March 30, 2023)

10.9##+	Employment Agreement between Aprea Therapeutics, Inc. and Oren Gilad (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on March 30, 2023)

10.10##+	Employment Agreement between Aprea Therapeutics, Inc. and John P. Hamill (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 30, 2023)

10.11##†

Master Manufacturing and Supply Agreement, between Aprea Therapeutics AB and Siegfried Hameln GmbH (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-233662))

10.12##+	Atrin Pharmaceuticals LLC 2016 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-265411))

10.13##+	Amendment No. 1 to the 2016 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-265411))

10.14†##

Securities Purchase Agreement dated March 11, 2024 by and between Aprea Therapeutics, Inc. and the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2024).

10.15##

Form of Registration Rights Agreement dated as of March 11, 2024 by and between Aprea Therapeutics Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2024).

10.16##

Placement Agency Agreement, dated as of March 11, 2024 by and between Aprea Therapeutics, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-k filed on March 12, 2024).

19*	Aprea Therapeutics, Inc. Insider Trading Policy.

21.1*	Subsidiaries of Aprea Therapeutics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description of Document
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Aprea Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Incentive Compensation.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
##	Previously filed.
*	Filed herewith.
+	Indicates a management contract or compensatory plan.
†

Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

**

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2024.

Aprea Therapeutics, Inc.

By	/s/ OREN GILAD
Oren Gilad, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Oren Gilad and John Hamill, as his or her attorney-in-fact, with the power of substitution, for each of them in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-facts, or their substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OREN GILAD	Chief Executive Officer and President (Principal Executive Officer)	March 26, 2024
Oren Gilad, Ph.D.

/s/ JOHN P. HAMILL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2024
John P. Hamill

/s/ JEAN-PIERRE BIZZARI	Director	March 26, 2024
Jean-Pierre Bizzari, M.D.

/s/ MARC DUEY	Director	March 26, 2024
Marc Duey

/s/ MICHAEL GRISSINGER	Director	March 26, 2024
Michael Grissinger

/s/ GABRIELA GRUIA	Director	March 26, 2024
Gabriela Gruia, M.D.

/s/ JOHN B. HENNEMAN, III	Director	March 26, 2024
John B. Henneman, III.

/s/ RIFAT PAMUKCU.	Director	March 26, 2024
Rifat Pamukcu, M.D.

/s/ RICHARD PETERS	Director	March 26, 2024
Richard Peters, M.D., Ph.D.

/s/ BERND R. SEIZINGER	Director	March 26, 2024
Bernd R. Seizinger, M.D., Ph.D.