Form 10-Q
period 2024-03-31
Aprea Therapeutics, Inc.
filed 2024-05-14
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 5,430,215 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 14, 2024.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned clinical trials, including for ATRN-119, our ongoing and planned IND-enabling studies, including for APR-1051, our ongoing and planned development, prospects for commercialization, and market uptake of our potential product candidates, the strength and breadth of our intellectual property, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials;
●	the prospects of our product candidates, all of which are still in development;
●	outcome and results of ongoing or future preclinical studies and clinical trials of our product candidates;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our ongoing and planned clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
●	our expectations regarding the timing of initiation of data readout from our clinical trials;
●	market acceptance or commercial success of any product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for our product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of our product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	potential claims relating to our intellectual property and third-party intellectual property;

●	the duration of our intellectual property estate that will provide protection for our product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize our product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with conducting clinical trials, as well as the manufacturing of our product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce our product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act or a smaller reporting company under the Exchange Act.

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report, in Part I and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$32,369,973	$21,606,820
Prepaid expenses and other current assets	698,864	914,275
Total current assets	33,068,837	22,521,095
Property and equipment, net	90,183	88,362
Restricted cash	40,986	40,717
Total assets	$33,200,006	$22,650,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,318,385	$1,670,369
Accrued expenses	1,498,286	2,186,262
Deferred grant revenue	148,405	528,974
Total current liabilities	2,965,076	4,385,605
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 56,227 shares issued and outstanding at March 31, 2024 and December 31, 2023.	1,311,063	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 5,430,215 and 3,736,673 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	5,430	3,736
Additional paid-in capital	350,438,045	335,644,204
Accumulated other comprehensive loss	(10,626,356)	(10,611,273)
Accumulated deficit	(310,893,252)	(308,083,161)
Total stockholders’ equity	28,923,867	16,953,506
Total liabilities and stockholders' equity	$33,200,006	$22,650,174

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Grant revenue	$380,569	$—
Operating expenses:
Research and development	1,600,373	1,256,542
General and administrative	1,929,866	3,365,961
Total operating expenses	3,530,239	4,622,503
Loss from operations	(3,149,670)	(4,622,503)
Other income (expense):
Interest income, net	283,403	256,410
Foreign currency gain (loss)	56,176	(13,797)
Total other income	339,579	242,613
Net loss	$(2,810,091)	$(4,379,890)
Other comprehensive (loss) gain:
Foreign currency translation	(15,083)	61,956
Total comprehensive loss	(2,825,174)	(4,317,934)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(1.34)
Weighted-average common shares outstanding, basic and diluted	4,198,326	3,260,484

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity

Balance, December 31, 2022	56,227	$1,311,063	2,655,269	$2,655	$330,060,836	$(10,623,408)	$(293,796,405)	$25,643,678
Issuance of common stock, net	—	—	1,050,000	1,050	4,870,815	—	—	4,871,865
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	26,302	26	268,099	—	—	268,125
Stock‑based compensation	—	—	—	—	16,244	—	—	16,244
Foreign currency translation	—	—	—	—	—	61,956	—	61,956
Net loss	—	—	—	—	—	—	(4,379,890)	(4,379,890)
Balance, March 31, 2023	56,227	$1,311,063	3,731,571	$3,731	$335,215,994	$(10,561,452)	$(298,176,295)	$26,481,978

Balance, December 31, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,644,204	$(10,611,273)	$(308,083,161)	$16,953,506
Issuance of common stock and pre-funded warrants, net	—	—	1,687,712	1,688	14,708,017	—	—	14,709,705
Vesting of restricted stock units			5,830	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	85,830	—	—	85,830
Foreign currency translation	—	—	—	—	—	(15,083)	—	(15,083)
Net loss	—	—	—	—	—	—	(2,810,091)	(2,810,091)
Balance, March 31, 2024	56,227	$1,311,063	5,430,215	$5,430	$350,438,045	$(10,626,356)	$(310,893,252)	$28,923,867

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,810,091)	$(4,379,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,157	410
Stock‑based compensation	85,830	16,244
Foreign currency (gain) loss	(56,176)	13,797
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	213,641	344,056
Accounts payable	(350,256)	(16,727)
Accrued expenses	(644,427)	1,043,029
Deferred grant revenue	(380,569)	—
Net cash used in operating activities	(3,935,891)	(2,979,081)
Cash flows from investing activities:
Purchases of property and equipment	(7,978)	—
Net cash used in investing activities	(7,978)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	15,999,598	5,788,918
Common stock issuance costs	(1,289,893)	(648,928)
Net cash provided by financing activities	14,709,705	5,139,990
Change in cash, cash equivalents and restricted cash	10,765,836	2,160,909
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,414)	48,158
Cash, cash equivalents and restricted cash—beginning of year	21,647,537	28,786,647
Cash, cash equivalents and restricted cash—end of period	$32,410,959	$30,995,714

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$32,369,973	$30,995,714
Restricted cash	40,986	—
Total cash, cash equivalents and restricted cash	$32,410,959	$30,995,714

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on precision oncology through synthetic lethality. The Company began principal operations in 2006 and is headquartered in Doylestown, Pennsylvania. Prior to the acquisition of Atrin Pharmaceuticals Inc. (“Atrin”) in May 2022, the Company was engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. In December 2020, the Company announced that its pivotal Phase 3 myelodysplastic syndromes trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the APR-246 development program, the Company shifted focus of its activities to the assets acquired in the May 2022 acquisition of Atrin. The Company’s lead product candidate, ATRN-119, is a macrocyclic ATR inhibitor currently in a human clinical study for solid tumor indications.

Basis of presentation and management plans—The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since its inception, the Company has devoted substantially all of its efforts to business planning, clinical operations, research and development, recruiting management, technical staff, raising capital and has financed its operations through the issuance of convertible preferred stock and common stock.

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

The Company believes that the March 31, 2024 cash balance of approximately $32.4 million will be sufficient to fund the Company’s operations into the third quarter of 2025. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

2. Summary of significant accounting policies

The Company's complete listing of significant accounting policies are described in Note 2 to the Company's audited consolidated financial statements as of December 31, 2023 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Unaudited interim consolidated financial statements—The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Foreign currency and currency translation—The functional currency for Aprea Therapeutics AB is the Swedish Krona. Assets and liabilities of Aprea Therapeutics AB are translated into United States dollars at the exchange rate in effect on the balance sheet date. Operating expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the consolidated statements of stockholders’ equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income, net in the condensed consolidated statements of operations and comprehensive loss as incurred.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s financial instruments consist of cash, cash equivalents, restricted cash, accounts payable and accrued expenses. The carrying amount of accounts payable and accrued expenses is considered a reasonable estimate of fair value due to the short-term maturity.

Series A Convertible Preferred Stock—The Company classifies the Series A Preferred Stock as temporary equity outside of stockholders’ equity on the accompanying condensed consolidated balance sheets due to certain events that are not within the Company's control. The Series A Preferred Stock was recorded at fair value upon the acquisition of Atrin in May 2022.

Accounting for leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease liabilities and their corresponding right of use assets are recorded based on the present value of future lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Revenue recognition— The Company’s revenue is primarily generated through grants from government organizations. Grant revenue is recognized during the period that the reimbursable research and development services occur, as qualifying expenses are incurred or conditions of the grants are met. Grant revenue received in advance is recorded as deferred grant revenue and recognized as revenue once the conditions for revenue recognition are met. Associated expenses are recognized when incurred as research and development expenses. The Company concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31,
	2024	2023
Convertible preferred stock (as converted)	28,112	28,112
Options to purchase common stock	596,466	551,886
Warrants to purchase common stock	2,194,788	—
Unvested restricted stock units	28,130	30,277
Total shares of common stock equivalents	2,847,496	610,275

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

3. Leases

The Company is party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for each of the three months ended March 31, 2024 and 2023 was $19,998, which is included in operating expenses.

The Company has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was renewed for 2024 and is currently set to expire on December 31, 2024. Rent expense under this lease is $110,000 annually and the Company has applied the short-term exception to this lease. The Company has no lease obligations beyond 2024.

4. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Professional fees	$144,313	$138,601
Compensation, severance and benefits	285,207	1,016,960
Research and development	859,982	856,575
Other	208,784	174,126
Total accrued expenses	$1,498,286	$2,186,262

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

As of March 31, 2024, a total of 56,227 shares of Series A Preferred Stock remained outstanding, which are convertible into 28,112 shares of common stock.

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million (the “2020 Shelf Registration Statement”). On November 30, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC and on November 30, 2023, the 2020 Shelf Registration Statement expired. The 2020 Shelf Registration Statement included an at-the-market offering program with SVB Leerink LLC (the “SVB ATM Program”) and the Company filed a Prospectus Supplement dated September 2, 2022, for the sale of up to $14,744,728 of shares of the Company’s common stock pursuant to its ATM offering program. The Company agreed to pay a commission of 3% of the gross proceeds of any common stock sold in connection with the SVB ATM Program. During the three months ended March 31, 2023, the Company issued and sold 26,302 shares of common stock under the ATM offering program resulting in net proceeds to the Company of approximately $0.3 million after deducting approximately $8,000 in issuance costs. The SVB ATM Program has terminated and is no longer effective.

In February 2023, the Company issued and sold 1,050,000 shares of common stock at a public offering price of $5.25 per share pursuant to the 2020 Shelf Registration Statement resulting in net proceeds to the Company of approximately $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million.

On January 26, 2024, the Company filed a new shelf registration statement (the “2024 Shelf Registration Statement”) with the SEC for issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $150 million, including a prospectus for the sale of $1 million of shares of our common stock under the ATM Agreement, as defined below, which was declared effective on February 2, 2024. The Company subsequently filed a prospectus supplement to the 2024 Shelf Registration Statement for the sale of up to $2 million of shares of common stock pursuant to the ATM Agreement. On January 26, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainright & Co., LLC (“HCW”). Pursuant to the ATM Agreement and the prospectus supplement filed in connection therewith, the Company was able, from time to time, in its sole discretion, to issue and sell through HCW, acting as sales agent and/or principal, up to $2 million of shares of common stock. The Company did not make any sales under the ATM Agreement and in March 2024, the Company terminated the ATM Agreement with HCW.

March 2024 Private Placement

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 11, 2024, the Company entered into a securities purchase agreement with certain purchasers (the “Purchasers”) pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the Purchasers agreed to purchase from the Company (i) 1,687,712 shares of the Company’s common stock at a purchase price of $7.29 per share (the “Shares”), (ii) pre-funded common stock purchase warrants to purchase an aggregate of up to 507,076 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Pre-Funded Shares”), (iii) tranche A common stock purchase warrants to purchase up to 1,097,394 shares of the Company’s common stock at an exercise price of $7.29 per share (the “Tranche A Warrants”), and (iv) tranche B common stock purchase warrants to purchase up to 1,097,394 shares of the Company’s common stock at an exercise price of $9.1125 per share (the “Tranche B Warrants”). The Tranche A Warrants will be exercisable until the earlier of (i) the three-year anniversary of issuance and (ii) 30 days after the Company announces the recommended Phase 2 dose for ATRN-119, and, following such announcement, the daily volume weighted average price of the Company’s common stock equals or exceeds $14.58 for 30 consecutive trading days. The Tranche B Warrants will be exercisable until the earlier of (i) the five-year anniversary of issuance and (ii) 30 days after the Company announces the recommended Phase 2 dose for APR-1051 and, following such announcement, the daily volume weighted average price of the Company’s common stock equals or exceeds $18.225 for 30 consecutive trading days. To the extent that the exercise of a Tranche A Warrant or Tranche B Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of the Company’s outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. Each share of the Company’s common stock was sold at an offering price of $7.29 and each pre-funded common stock purchase warrant was sold at an offering price of $7.29. The aggregate upfront gross proceeds from the issuance of common stock and pre-funded common stock purchase warrants totaled approximately $16.0 million, before deducting placement agent fees and offering costs of approximately $1.3 million. The gross proceeds from potential future warrant cash exercises are expected to be up to approximately $18.0 million, before deducting placement agent fees. In April 2024, we registered on Form S-3 the resale of the Shares, the Pre-Funded Shares and the shares underlying the Tranche A Warrants and Tranche B Warrants.

We evaluated the terms of the warrants issued and determined that they should be classified as equity instruments within additional paid-in capital. As of March 31, 2024, none of the pre-funded warrants, Tranche A Warrants or Tranche B Warrants have been exercised.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $85,830 and $16,244 for the three months ended March 31, 2024 and 2023, respectively.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three months ended March 31, 2024 and 2023. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2024 and December 31, 2023, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2024 and 2023.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2024, the Company has not recorded a provision for any contingent losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, on our Quarterly Report for the period ended March 31, 2024 and in our Annual Report on Form 10-K for the year ended December 31, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Aprea Therapeutics AB was originally incorporated in 2002 and commenced principal operations in 2006. On September 20, 2019, we consummated a reorganization, pursuant to which all of the issued and outstanding stock and options of Aprea Therapeutics AB were exchanged for common stock, preferred stock or options, as applicable, of Aprea Therapeutics, Inc. As a result, Aprea Therapeutics AB became a wholly owned subsidiary of Aprea Therapeutics, Inc. Prior to the acquisition of Atrin Pharmaceuticals Inc. (“Atrin”), in May 2022, we were engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. In December 2020, we announced that our pivotal Phase 3 myelodysplastic syndromes trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the APR-246 development program, we shifted focus of our activities to the assets acquired in the May 2022 acquisition of Atrin. Our lead product candidate, ATRN-119, is a macrocyclic ATR inhibitor currently in a human clinical study for solid tumor indications. We do not currently have any ongoing preclinical studies or clinical trials involving our reactivators of mutant p53 and our primary focus is on the discovery and development of molecules targeting DDR pathways in oncology through synthetic lethality.

We believe that synthetic lethality has the potential to impact patients’ lives and treatment strategies for a wide range of cancer types. We aspire to become a leader in this emerging field and are establishing a pipeline of clinical and preclinical programs that we believe may have broad application to cancer treatment.

Our most advanced synthetic lethality product candidate is ATRN-119, a clinical-stage small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR, a kinase that plays a critical role in DDR. ATR is one of several key regulators of the response to defective DNA replication and DNA damage, which occurs more commonly in cancer cells than in normal cells. We are enrolling patients into ABOYA-119, a Phase 1/2a clinical trial to evaluate ATRN-119 under an investigational new drug application, or IND. The first four dose cohorts have been completed, and patients with advanced solid tumors having mutations in defined DDR-related genes continue to be enrolled into additional cohorts of the Phase 1 dose escalation part of the trial. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily schedule. We anticipate ABOYA-119 Phase 1 readout to be available in the first quarter of 2025.

We have several additional, wholly owned synthetic lethality programs. We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, the FDA cleared our IND application for APR-1051. We anticipate enrollment of first patient into ACESOT-1051, our Phase 1 dose-escalation study, in the second quarter of 2024, and expect an update from the clinical study in the fourth quarter of 2024. We expect open-label safety/efficacy data in the second quarter of 2025 and recommended phase 2 dose in the second half of 2025. In addition, we also have an early preclinical research program, which is currently in the lead optimization stage, for an undisclosed DDR target.

In addition to development of these drugs as single agents, we are also evaluating potential expansion opportunities for our product candidates through combination with other agents such as poly (ADP-ribose) polymerase inhibitors, or PARPi, where we believe a combination of therapeutic agents may enhance synthetic lethality. We are also evaluating combination opportunities within our pipeline, including research on the combination of ATRN-119 and APR-1051 that is supported by a Phase II SBIR grant from the National Cancer Institute.

We have assembled a team with extensive experience in the discovery, development and commercialization of oncology drugs to support our mission of developing novel synthetic lethality-based cancer therapeutics.

We have devoted substantially all of our resources to developing our product candidates, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the net proceeds received from the initial public offering of our common stock and sales of common stock through public and private offerings.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate clinical trials for ATRN-119, APR-1051 and other product candidates and continue to discover and develop additional product candidates.

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

Other income and expense

Interest income

Interest income consists of income earned on our cash and cash equivalents.

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

For stock-based awards granted to non employees, compensation expense is recognized over the period during which services are rendered by such non employees until completed in accordance with ASC 718..

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

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
Grant revenue	$380,569	$—	$380,569
Operating expenses:
Research and development	1,600,373	1,256,542	343,831
General and administrative	1,929,866	3,365,961	(1,436,095)
Total operating expenses	3,530,239	4,622,503	(1,092,264)
Loss from operations	(3,149,670)	(4,622,503)	1,472,833
Other income:
Interest income	283,403	256,410	26,993
Foreign currency gain (loss)	56,176	(13,797)	69,973
Total other income	339,579	242,613	96,966
Net loss	$(2,810,091)	$(4,379,890)	$1,569,799

Grant revenue

Grant revenue from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended March 31, 2024 was approximately $0.4 million. There was no grant revenue for the three months ended March 31, 2023.

Research and development expenses

	Three Months Ended March 31,
	2024	2023	Change
APR-246	$84,988	$(22,415)	$107,403
ATRN-119	587,765	653,619	(65,854)
APR-1051	406,299	166,588	239,711
Other early-stage development programs	44,217	81,089	(36,872)
Unallocated research and development expenses	477,104	377,661	99,443
Total research and development expenses	$1,600,373	$1,256,542	$343,831

Research and development expenses for the three months ended March 31, 2024 were approximately $1.6 million, compared to approximately $1.3 million for the three months ended March 31, 2023. The overall increase of $0.3 million was primarily due to the following:

●	an increase of $0.2 million related to IND enabling studies for APR-1051, our small molecule WEE1 inhibitor, in preparation for enrollment of first patient into ACESOT-1051, our Phase 1 dose-escalation study, in the second quarter of 2024.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2024 were approximately $1.9 million, compared to approximately $3.4 million for the three months ended March 31, 2023. The decrease of $1.4 million was primarily related to a decrease of $1.3 million in personnel costs primarily related to severance expense for former executives.

Other income

Foreign currency gain for the three months ended March 31, 2024 was $56,176 compared to a foreign currency loss of $13,797 for the three months ended March 31, 2023. The change in the foreign currency of $69,973 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Interest income, net for the three months ended March 31, 2024 and 2023 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of March 31, 2024, we had cash and cash equivalents of $32.4 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025.

Our net losses were $2.8 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $310.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(3,935,891)	$(2,979,081)
Investing activities	(7,978)	—
Financing activities	14,709,705	5,139,990
Change in cash and cash equivalents	$10,765,836	$2,160,909

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $3.9 million for the three months ended March 31, 2024 compared to $3.0 million for the three months ended March 31, 2023. The increase in cash used in operating activities of $0.9 million was primarily attributable to a change in operating assets and liabilities of $2.5 million and a increase in non-cash stock-based compensation of $0.1 million, partially offset by a decrease in our net loss of $1.6 million.

Investing activities.

Cash used in investing activities of $7,978 for the three months ended March 31, 2024 was for the purchase of property and equipment. No cash was used in or provided by investing activities for the three months ended March 31, 2023.

Financing activities.

Net cash provided by financing activities was $14.7 million for the three months ended March 31, 2024. Cash provided by financing activities for the three months ended March 31, 2024 was attributable to the net proceeds of $14.7 million, after deducting underwriting discounts and offering expenses of approximately $1.3 million, received from the sale of 1,687,712 shares of common stock, 507,076 pre-funded common stock purchase warrants, 1,097,394 tranche A common stock purchase warrants and 1,097,394 tranche B common stock purchase warrants in March 2024.

Net cash provided by financing activities of $5.1 million for the three months ended March 31, 2023 was attributable to the net proceeds of $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million, received from the sale of 1,050,000 shares of common stock in February 2023 and the net proceeds of approximately $0.3 million, after deducting approximately $8,000 in issuance costs, received from sales of common stock under our ATM program.

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

As of March 31, 2024, we had cash and cash equivalents of $32.4 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. We have based this estimate on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect.

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

Equity Financings

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million, or the 2020 Shelf Registration Statement. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC and expired on November 30, 2023. The universal shelf registration statement included an at-the-market offering program and we filed a Prospectus Supplement dated September 2, 2022 for the sale of up to $14,744,728 of shares of our common stock pursuant to our ATM offering program. During the three months ended March 31, 2023, we issued and sold 26,302 shares of common stock under the ATM offering program resulting in net proceeds of approximately $0.3 million after deducting approximately $8,000 in issuance costs. The ATM offering program has terminated and is no longer effective.

In February 2023, we issued and sold 1,050,000 shares of common stock at a public offering price of $5.25 per share pursuant to the 2020 Shelf Registration Statement resulting in net proceeds of approximately $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million.

On January 26, 2024, we filed a shelf registration statement, or the 2024 Shelf Registration Statement, with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $150 million, including a prospectus for the sale of $1 million of shares of our common stock under the ATM Agreement, as discussed below, which was declared effective on February 2, 2024. We subsequently filed a prospectus supplement to the 2024 Shelf Registration Statement for the sale of up to $2 million of shares of our common stock pursuant to the ATM Agreement.

On January 26, 2024, we entered into an At the Market Offering Agreement, or the ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the ATM Agreement and the prospectus supplement to the 2024 Shelf Registration Statement filed in connection therewith, we were able, from time to time, in our sole discretion, to issue and sell through HCW, acting as sales agent and/or principal, up to $2 million of shares of our common stock. We have not made any sales under the ATM Agreement to date. In March 2024, we terminated the ATM Agreement with HCW.

On March 11, 2024, we entered into a securities purchase agreement with certain purchasers, or the Purchasers, pursuant to which we agreed to issue and sell to the Purchasers in a private placement offering exempt from registration under the Securities Act, and the Purchasers agreed to purchase from us (i) 1,687,712 shares of our common stock at a purchase price of $7.29 per share (the “Shares”), (ii) pre-funded common stock purchase warrants to purchase an aggregate of up to 507,076 shares of our common stock at an exercise price of $0.001 per share (the “Pre-Funded Shares”), (iii) tranche A common stock purchase warrants to purchase up to 1,097,394 shares of our common stock at an exercise price of $7.29 per share, or the Tranche A Warrants, and (iv) tranche B common stock purchase warrants to purchase up to 1,097,394 shares of our common stock at an exercise price of $9.1125 per share, or the Tranche B Warrants. The Tranche A Warrants will be exercisable until the earlier of (i) the three-year anniversary of issuance and (ii) 30 days after we announce the recommended Phase 2 dose for ATRN-119, and, following such announcement, the daily volume weighted average price of our common stock equals or exceeds $14.58 for 30 consecutive trading days. The Tranche B Warrants will be exercisable until the earlier of (i) the five-year anniversary of issuance and (ii) 30 days after we announce the recommended Phase 2 dose for APR-1051 and, following such announcement, the daily volume weighted average price of our common stock equals or exceeds $18.225 for 30 consecutive trading days. To the extent that the exercise of a Tranche A Warrant or Tranche B Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of our outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate gross proceeds from the issuance of common stock and warrants totaled approximately $16.0 million, before deducting placement agent fees and offering costs of approximately $1.3 million, and the gross proceeds from potential future warrant cash exercises is expected to be up to approximately $18.0 million, before deducting placement agent fees. In April 2024, we registered on Form S-3 the resale of the Shares, the Pre-Funded Shares and the shares underlying the Tranche A Warrants and Tranche B Warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of March 31, 2024, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below, together with the information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 26, 2024. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024.

Risk Factor Summary

An investment in our securities is subject to various risks, these risks include, among others, the brief bulleted list of our principal risk factors set forth below that make an investment in our company speculative or risky.

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of our lead product candidate, ATRN-119, which is currently in clinical development. Our clinical trials of ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing ATRN-119 in clinical trials and we have not tested APR-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.

●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate commercial revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to employee matters and managing growth

●	Our future success depends on our ability to retain executive officers and to attract, retain and motivate qualified personnel.
●	We expect to expand our development and regulatory capabilities and potentially our sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Risks related to tax matters

●	We have significant deferred tax assets, which may become devalued if we do not generate sufficient future taxable income, applicable corporate tax rates are reduced or if we experience an ownership change.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq Stock Market, or Nasdaq, continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $2.8 million for the three months ended March 31, 2024, and $14.3 million, $112.7 million and $37.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our accumulated deficit was $310.9 million and $308.1 million as of March 31, 2024 and December 31, 2023, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock and private placement of our common stock and warrants in March 2024. We have devoted substantially all of our efforts to research and development. Our lead product candidate ATRN-119 is currently in clinical development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We believe that our existing cash and cash equivalents as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of ATRN-119, APR-1051 and our other product candidates for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for ATRN-119, APR-1051 and our other product candidates;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

Although our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine, Israel and Hamas, geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflict in Ukraine, the Middle East, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

We are developing ATRN-119, which is an orally bioavailable small molecule product candidate that targets Ataxia Telangiectasia and Rad3-related (“ATR”) protein within the DNA damage response pathway. We are aware of other product candidates that are in clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates in clinical development being tested by Artios Pharma Ltd., AstraZeneca Plc, Merck KGaA, IMPACT Therapeutics, Inc., and Repare Therapeutics, Inc., among others. If ATRN-119 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action.

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

The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

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

Risks related to employee matters and managing growth

Our future success depends on our ability to retain our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and to attract, retain and motivate qualified personnel.

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

Our total deferred tax assets as of December 31, 2023 were $49.4 million. Of that amount, $25.2 million relates to gross deferred tax assets in Aprea AB. Our anticipated activities are also expected to result in future significant net operating losses in the United States and Sweden resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $49.4 million on our deferred tax assets as of December 31, 2023, because, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Sweden or the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

Risks related to our common stock

Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.*

As of March 31, 2024, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 25.9% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2024, we had outstanding 5,430,215 shares of common stock. In addition, 28,112 shares of common stock are issuable upon the conversion of outstanding shares of Series A Non-Voting Convertible Preferred Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three months ended March 31, 2024, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

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

Through March 31, 2024, we have used approximately $78.5 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

Exhibit Index

Exhibit
Number	Description of Document

4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on March 12, 2024).

4.2	Form of Tranche A Warrant (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the SEC on March 12, 2024).

4.3	Form of Tranche B Warrant (incorporated herein by reference to Exhibit 4.3 to the current report on Form 8-K, filed with the SEC on March 12, 2024).

10.1

Form of Securities Purchase Agreement, dated as of March 11, 2024, by and between Aprea Therapeutics, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on March 12, 2024).

10.2

Form of Registration Rights Agreement, dated as of March 11, 2024, by and between Aprea Therapeutics and the purchasers (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on March 12, 2024).

10.3

Placement Agency Agreement, dated as of March 11, 2024, by and between Aprea Therapeutics, Inc. and Maxim Group LLC (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the SEC on March 12, 2024).

10.4	Employment Agreement, effective as of May 1, 2024, by and between Aprea Therapeutics, Inc. and Nadeem Q. Mirza, M.D., M.P.H.

10.5	Aprea Therapeutics, Inc. Inducement Stock Option Agreement, dated May 1, 2024, by and between Aprea Therapeutics, Inc. and Nadeem Q. Mirza, M.D., M.P.H.

10.6	Aprea Therapeutics, Inc. Inducement Restricted Stock Unit Award Agreement, dated May 1, 2024, by and between Aprea Therapeutics, Inc. and Nadeem Q. Mirza, M.D., M.P.H.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

Exhibit
Number	Description of Document

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Date: May 14, 2024	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024

	By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)