Form 10-Q
period 2024-06-30
Aprea Therapeutics, Inc.
filed 2024-08-12
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 5,431,903 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 9, 2024.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$28,694,694	$21,606,820
Prepaid expenses and other current assets	865,092	914,275
Total current assets	29,559,786	22,521,095
Property and equipment, net	92,379	88,362
Restricted cash	41,260	40,717
Other noncurrent assets	271,162	—
Total assets	$29,964,587	$22,650,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$964,327	$1,670,369
Accrued expenses	2,079,163	2,186,262
Deferred grant revenue	50,739	528,974
Total current liabilities	3,094,229	4,385,605
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 56,227 shares issued and outstanding at June 30, 2024 and December 31, 2023.	1,311,063	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 5,430,215 and 3,736,673 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	5,430	3,736
Additional paid-in capital	350,545,473	335,644,204
Accumulated other comprehensive loss	(10,628,304)	(10,611,273)
Accumulated deficit	(314,363,304)	(308,083,161)
Total stockholders’ equity	25,559,295	16,953,506
Total liabilities and stockholders' equity	$29,964,587	$22,650,174

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Grant revenue	$561,574	$249,688	$942,143	$249,688
Operating expenses:
Research and development	2,557,679	2,202,657	4,158,052	3,459,199
General and administrative	1,850,819	1,698,712	3,780,685	5,064,673
Total operating expenses	4,408,498	3,901,369	7,938,737	8,523,872
Loss from operations	(3,846,924)	(3,651,681)	(6,996,594)	(8,274,184)
Other income (expense):
Interest income, net	382,374	336,221	665,777	592,631
Foreign currency (loss) gain	(5,502)	56,363	50,674	42,566
Total other income	376,872	392,584	716,451	635,197
Net loss	$(3,470,052)	$(3,259,097)	$(6,280,143)	$(7,638,987)
Other comprehensive loss:
Foreign currency translation	(1,948)	(73,420)	(17,031)	(11,464)
Total comprehensive loss	(3,472,000)	(3,332,517)	(6,297,174)	(7,650,451)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.87)	$(1.24)	$(2.18)
Weighted-average common shares outstanding, basic and diluted	5,937,291	3,731,571	5,067,809	3,497,329

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity

Balance, December 31, 2022	56,227	$1,311,063	2,655,269	$2,655	$330,060,836	$(10,623,408)	$(293,796,405)	$25,643,678
Issuance of common stock, net	—	—	1,050,000	1,050	4,870,815	—	—	4,871,865
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	26,302	26	268,099	—	—	268,125
Stock‑based compensation	—	—	—	—	16,244	—	—	16,244
Foreign currency translation	—	—	—	—	—	61,956	—	61,956
Net loss	—	—	—	—	—	—	(4,379,890)	(4,379,890)
Balance, March 31, 2023	56,227	$1,311,063	3,731,571	$3,731	$335,215,994	$(10,561,452)	$(298,176,295)	$26,481,978

Stock‑based compensation	—	—	—	—	269,323	—	—	269,323
Foreign currency translation	—	—	—	—	—	(73,420)	—	(73,420)
Net loss	—	—	—	—	—	—	(3,259,097)	(3,259,097)
Balance, June 30, 2023	56,227	$1,311,063	3,731,571	$3,731	$335,485,317	$(10,634,872)	$(301,435,392)	$23,418,784

Balance, December 31, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,644,204	$(10,611,273)	$(308,083,161)	$16,953,506
Issuance of common stock and pre-funded warrants, net	—	—	1,687,712	1,688	14,708,017	—	—	14,709,705
Vesting of restricted stock units			5,830	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	85,830	—	—	85,830
Foreign currency translation	—	—	—	—	—	(15,083)	—	(15,083)
Net loss	—	—	—	—	—	—	(2,810,091)	(2,810,091)
Balance, March 31, 2024	56,227	$1,311,063	5,430,215	$5,430	$350,438,045	$(10,626,356)	$(310,893,252)	$28,923,867

Issuance costs	—	—	—	—	(21,060)	—	—	(21,060)
Stock‑based compensation	—	—	—	—	128,488	—	—	128,488
Foreign currency translation	—	—	—	—	—	(1,948)	—	(1,948)
Net loss	—	—	—	—	—	—	(3,470,052)	(3,470,052)
Balance, June 30, 2024	56,227	$1,311,063	5,430,215	$5,430	$350,545,473	$(10,628,304)	$(314,363,304)	$25,559,295

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,280,143)	$(7,638,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,461	634
Stock‑based compensation	214,318	285,567
Foreign currency (gain) loss	(50,674)	(42,566)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(223,296)	410,246
Accounts payable	(703,473)	289,605
Accrued expenses	(67,470)	499,516
Deferred grant revenue	(478,235)	—
Net cash used in operating activities	(7,577,512)	(6,195,985)
Cash flows from investing activities:
Purchases of property and equipment	(15,478)	—
Net cash used in investing activities	(15,478)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	15,999,598	5,788,918
Common stock issuance costs	(1,310,953)	(648,928)
Net cash provided by financing activities	14,688,645	5,139,990
Change in cash, cash equivalents and restricted cash	7,095,655	(1,055,995)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,238)	(5,341)
Cash, cash equivalents and restricted cash—beginning of year	21,647,537	28,786,647
Cash, cash equivalents and restricted cash—end of period	$28,735,954	$27,725,311

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$28,694,694	$27,685,131
Restricted cash	41,260	40,180
Total cash, cash equivalents and restricted cash	$28,735,954	$27,725,311

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on precision oncology through synthetic lethality. The Company began principal operations in 2006 and is headquartered in Doylestown, Pennsylvania. Prior to the acquisition of Atrin Pharmaceuticals Inc. (“Atrin”) in May 2022, the Company was engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. In December 2020, the Company announced that its pivotal Phase 3 myelodysplastic syndromes trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the APR-246 development program, the Company shifted focus of its activities to the assets acquired in the May 2022 acquisition of Atrin. The Company’s two clinical programs are a novel oral macrocyclic ATR inhibitor, ATRN-119, and our next-generation oral inhibitor of the WEE1 kinase, APR-1051. Both programs are the cornerstones of our pipeline of synthetic lethality-based cancer therapeutics and were internally discovered, developed, and evaluated by our dedicated team of chemists, scientists, and clinicians.

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

The Company believes that the June 30, 2024 cash balance of approximately $28.7 million will be sufficient to fund the Company’s operations into the fourth quarter of 2025. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Research and development costs—Research and development costs are charged to expense as incurred. Research and development expenses incurred in performing research and development activities, include salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development. Deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized are recorded in the consolidated balance sheets.

Revenue recognition— The Company’s revenue is primarily generated through grants from government and non-government organizations. Grant revenue is recognized during the period that the reimbursable research and development services occur, as qualifying expenses are incurred or conditions of the grants are met. Grant revenue received in advance is recorded as deferred grant revenue and recognized as revenue once the conditions for revenue recognition are met. Associated expenses are recognized when incurred as research and development expenses. The Company concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer.

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

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six months ended June 30,
	2024	2023
Convertible preferred stock (as converted)	28,112	28,112
Options to purchase common stock	734,131	558,141
Warrants to purchase common stock	2,194,788	—
Unvested restricted stock units	41,130	25,972
Total shares of common stock equivalents	2,998,161	612,225

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

3. Leases

The Company is party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for each of the three months ended June 30, 2024 and 2023 was $19,997. Rent expense for each of the six months ended June 30, 2024 and 2023 was $39,995, which is included in operating expenses.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was renewed for 2024 and is currently set to expire on December 31, 2024. Rent expense under this lease is $110,000 annually and the Company has applied the short-term exception to this lease. The Company has no lease obligations beyond 2024.

4. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Professional fees	$209,372	$138,601
Compensation, severance and benefits	582,437	1,016,960
Research and development	1,240,751	856,575
Other	46,603	174,126
Total accrued expenses	$2,079,163	$2,186,262

5. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

As of June 30, 2024, a total of 56,227 shares of Series A Preferred Stock remained outstanding, which are convertible into 28,112 shares of common stock.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 26, 2024, the Company filed a new shelf registration statement (the “2024 Shelf Registration Statement”) with the SEC for issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $150 million, including a prospectus for the sale of $1 million of shares of our common stock under the ATM Agreement, as defined below, which was declared effective on February 2, 2024. The Company subsequently filed a prospectus supplement to the 2024 Shelf Registration Statement for the sale of up to $2 million of shares of common stock pursuant to the ATM Agreement. On January 26, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). Pursuant to the ATM Agreement and the prospectus supplement filed in connection therewith, the Company was able, from time to time, in its sole discretion, to issue and sell through HCW, acting as sales agent and/or principal, up to $2 million of shares of common stock. The Company did not make any sales under the ATM Agreement and in March 2024, the Company terminated the ATM Agreement with HCW.

March 2024 Private Placement

On March 11, 2024, the Company entered into a securities purchase agreement with certain purchasers (the “Purchasers”) pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the Purchasers agreed to purchase from the Company (i) 1,687,712 shares of the Company’s common stock at a purchase price of $7.29 per share (the “Shares”), (ii) pre-funded common stock purchase warrants at a purchase price of $7.289 to purchase an aggregate of up to 507,076 shares of the Company’s common stock at an exercise price of $0.001 per share (the “Pre-Funded Shares”), (iii) tranche A common stock purchase warrants to purchase up to 1,097,394 shares of the Company’s common stock at an exercise price of $7.29 per share (the “Tranche A Warrants”), and (iv) tranche B common stock purchase warrants to purchase up to 1,097,394 shares of the Company’s common stock at an exercise price of $9.1125 per share (the “Tranche B Warrants”). The Tranche A Warrants will be exercisable until the earlier of (i) the three-year anniversary of issuance and (ii) 30 days after the Company announces the recommended Phase 2 dose for ATRN-119, and, following such announcement, the daily volume weighted average price of the Company’s common stock equals or exceeds $14.58 for 30 consecutive trading days. The Tranche B Warrants will be exercisable until the earlier of (i) the five-year anniversary of issuance and (ii) 30 days after the Company announces the recommended Phase 2 dose for APR-1051 and, following such announcement, the daily volume weighted average price of the Company’s common stock equals or exceeds $18.225 for 30 consecutive trading days. To the extent that the exercise of a Tranche A Warrant or Tranche B Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of the Company’s outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate upfront gross proceeds from the issuance of common stock and pre-funded common stock purchase warrants totaled approximately $16.0 million, before deducting placement agent fees and offering costs of approximately $1.3 million. The gross proceeds from potential future warrant cash exercises are expected to be up to approximately $18.0 million, before deducting placement agent fees. In April 2024, we registered on Form S-3 the resale of the Shares, the Pre-Funded Shares and the shares underlying the Tranche A Warrants and Tranche B Warrants.

The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments within additional paid-in capital. As of June 30, 2024, none of the pre-funded warrants, Tranche A Warrants or Tranche B Warrants have been exercised.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $128,488 and $269,323 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded stock-based compensation expense of $214,318 and $285,567 for the six months ended June 30, 2024 and 2023, respectively.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and six months ended June 30, 2024 and 2023. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

As of June 30, 2024 and December 31, 2023, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2024 and 2023.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2024, the Company has not recorded a provision for any contingent losses.

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

Aprea Therapeutics AB was originally incorporated in 2002 and commenced principal operations in 2006. On September 20, 2019, we consummated a reorganization, pursuant to which all of the issued and outstanding stock and options of Aprea Therapeutics AB were exchanged for common stock, preferred stock or options, as applicable, of Aprea Therapeutics, Inc. As a result, Aprea Therapeutics AB became a wholly owned subsidiary of Aprea Therapeutics, Inc. Prior to the acquisition of Atrin Pharmaceuticals Inc. (“Atrin”), in May 2022, we were engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. In December 2020, we announced that our pivotal Phase 3 myelodysplastic syndromes trial failed to meet its predefined primary endpoint of complete remission (CR) rate. Given these results, FDA feedback and the costs of continuing the APR-246 development program, we shifted focus of our activities to the assets acquired in the May 2022 acquisition of Atrin. Our two clinical programs are a novel oral macrocyclic ATR inhibitor, ATRN-119, and our next-generation oral inhibitor of the WEE1 kinase, APR-1051. Both programs are the cornerstones of our pipeline of synthetic lethality-based cancer therapeutics and were internally discovered, developed, and evaluated by our dedicated team of chemists, scientists, and clinicians. We do not currently have any significant ongoing preclinical studies or any clinical trials involving APR-246, our reactivators of mutant p53. Our primary pre-clinical focus is on the discovery and development of molecules targeting DDR pathways in oncology through synthetic lethality.

We believe that synthetic lethality has the potential to impact patients’ lives and treatment strategies for a wide range of cancer types. We aspire to become a leader in this emerging field and are establishing a pipeline of clinical and preclinical programs that we believe may have broad application to cancer treatment.

Our most advanced synthetic lethality product candidate is ATRN-119, a clinical-stage oral small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR. The ataxia telangiectasia and Rad3-related (ATR) kinase is a master regulator of the DNA damage response, with key roles in cell cycle control and DNA repair following replication stress. Aprea Therapeutics has developed ATRN-119, the first oral macrocyclic ATR inhibitor to enter clinical trials. We are enrolling patients into ABOYA-119, a Phase 1/2a clinical trial to evaluate ATRN-119 under an investigational new drug application, or IND. The first five dose cohorts have been completed, and patients with advanced solid tumors having mutations in defined DDR-related genes continue to be enrolled into additional cohorts of the Phase 1 dose escalation part of the trial. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily schedule. We are planning to amend the study protocol to add a group of patients who will receive ATRN-119 twice a day and investigate the effect of food on ATRN-119 absorption and drug exposure in blood. Under the current protocol, we anticipate ABOYA-119 Phase 1 readout to be available in the first half of 2025.

Our second clinical program is a WEE1 inhibitor, APR-1051. WEE1 is a protein kinase that inhibits premature cell cycle progression. Specifically, WEE1 prevents the premature entry of cells into both the DNA synthetic phase of the cell cycle and the phase in which cells divide after the DNA is duplicated. Through these roles, WEE1 prevents loss of genome stability, particularly in CCNE1-overexpressing cancer cells. In March 2024, the FDA cleared our IND application for APR-1051 and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051, We anticipate the first update from this clinical study by year-end 2024. We also expect open-label safety/efficacy data in the first half of 2025.

We also have an early preclinical research program, which is currently in the lead optimization stage, for an undisclosed DDR target.

In addition to development of these drugs as single agents, we are also evaluating potential expansion opportunities for our product candidates through combination with other agents where we believe a combination of therapeutic agents may enhance efficacy. Importantly, we are also evaluating combination opportunities within our pipeline, including pre-clinical research on the combination of ATRN-119 and APR-1051 that is supported by a Phase II SBIR grant from the National Cancer Institute (“NCI”).

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

Our revenue is primarily generated through grants from government and non-government organizations. Grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred or conditions of the grants are met. Associated expenses are recognized when incurred as research and development expense. We concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer.

Operating expenses

Our expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

●	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct clinical trials, research and preclinical activities on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture our product candidates for use in our preclinical and clinical trials;

●	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
●	expenses related to compliance with regulatory requirements; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

We cannot determine with certainty the duration and costs of planned clinical trials of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of any future clinical trials of our product candidates and other research and development activities that we may conduct;
●	uncertainties in clinical trial progression, patient enrollment and response rates;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of, and any limitations imposed by regulatory bodies on, any marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses at each balance sheet date. This process involves reviewing open contract and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees billed by:

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

For stock-based awards granted to non employees, compensation expense is recognized over the period during which services are rendered by such non employees until completed in accordance with ASC 718.

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

We may remain classified as an EGC until the end of the fiscal year in which the fifth anniversary of our IPO occurs, which is December 31, 2024, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last trading day of the second quarter before that time, which it did not at June 30, 2024, or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

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

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change
Grant revenue	$561,574	$249,688	$311,886
Operating expenses:
Research and development	2,557,679	2,202,657	355,022
General and administrative	1,850,819	1,698,712	152,107
Total operating expenses	4,408,498	3,901,369	507,129
Loss from operations	(3,846,924)	(3,651,681)	(195,243)
Other income:
Interest income	382,374	336,221	46,153
Foreign currency (loss) gain	(5,502)	56,363	(61,865)
Total other income	376,872	392,584	(15,712)
Net loss	$(3,470,052)	$(3,259,097)	$(210,955)

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended June 30, 2024 and 2023 was approximately $0.6 million and $0.2 million, respectively.

Research and development expenses

	Three Months Ended June 30,
	2024	2023	Change
APR-246	$19,215	$14,698	$4,517
ATRN-119	907,221	1,102,700	(195,479)
APR-1051	1,112,093	574,919	537,174
Other early-stage development programs	62,284	107,264	(44,980)
Unallocated research and development expenses	456,866	403,076	53,790
Total research and development expenses	$2,557,679	$2,202,657	$355,022

Research and development expenses for the three months ended June 30, 2024 were approximately $2.6 million, compared to approximately $2.2 million for the three months ended June 30, 2023. The overall increase of $0.4 million was primarily due to the following:

●	an increase of $0.5 million related to the initiation of our second clinical trial study for APR-1051, our small molecule WEE1 inhibitor, in preparation for enrollment of first patient into ACESOT-1051, our Phase 1 dose-escalation study, in the second quarter of 2024, partially offset by a decrease in other clinical programs.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2024 were approximately $1.9 million, compared to approximately $1.7 million for the three months ended June 30, 2023. The increase of $0.2 million was primarily due to an increase of $0.2 million in personnel costs primarily related to severance expense.

Other income

Foreign currency loss for the three months ended June 30, 2024 was $5,502 compared to a foreign currency gain of $56,363 for the three months ended June 30, 2023. The change in the foreign currency of $61,865 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Interest income, net for the three months ended June 30, 2024 and 2023 primarily consisted of interest income on our cash and cash equivalents.

Comparison of the six months ended June 30, 2024 and 2023

	Six months ended June 30,
	2024	2023	Change
Grant revenue	$942,143	$249,688	$692,455
Operating expenses:
Research and development	4,158,052	3,459,199	698,853
General and administrative	3,780,685	5,064,673	(1,283,988)
Total operating expenses	7,938,737	8,523,872	(585,135)
Loss from operations	(6,996,594)	(8,274,184)	1,277,590
Other income:
Interest income	665,777	592,631	73,146
Foreign currency gain	50,674	42,566	8,108
Total other income	716,451	635,197	81,254
Net loss	$(6,280,143)	$(7,638,987)	$1,358,844

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the six months ended June 30, 2024 and 2023 was approximately $0.9 million and $0.2 million, respectively.

Research and development expenses

	Six months ended June 30,
	2024	2023	Change
APR-246	$104,203	$(7,717)	$111,920
ATRN-119	1,494,986	1,756,319	(261,333)
APR-1051	1,518,392	741,506	776,886
Other early-stage development programs	106,501	188,352	(81,851)
Unallocated research and development expenses	933,970	780,739	153,231
Total research and development expenses	$4,158,052	$3,459,199	$698,853

Research and development expenses for the six months ended June 30, 2024 were approximately $4.2 million, compared to approximately $3.5 million for the six months ended June 30, 2023. The overall increase of $0.7 million was primarily due to the following:

●	an increase of $0.8 million related to the initiation of our second clinical trial program for APR-1051, our small molecule WEE1 inhibitor, in preparation for enrollment of first patient into ACESOT-1051, our Phase 1 dose-escalation study, in the second quarter of 2024, partially offset by a decrease in other clinical programs.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2024 were approximately $3.8 million, compared to approximately $5.1 million for the six months ended June 30, 2023. The decrease of $1.3 million was primarily due to a decrease of $1.3 million in personnel costs primarily related to severance expense for former executives.

Other income

Foreign currency gain for the six months ended June 30, 2024 was $50,674 compared to a foreign currency gain of $42,566 for the six months ended June 30, 2023. The change in the foreign currency of $8,108 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Interest income, net for the six months ended June 30, 2024 and 2023 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of June 30, 2024, we had cash and cash equivalents of $28.7 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025.

Our net losses were $6.3 million and $7.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $314.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(7,577,512)	$(6,195,985)
Investing activities	(15,478)	—
Financing activities	14,688,645	5,139,990
Change in cash and cash equivalents	$7,095,655	$(1,055,995)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $7.6 million for the six months ended June 30, 2024 compared to $6.2 million for the six months ended June 30, 2023. The increase in cash used in operating activities of $1.4 million was primarily attributable to a change in operating assets and liabilities of $2.7 million and a decrease in non-cash stock-based compensation of $0.1 million, partially offset by a decrease in our net loss of $1.4 million.

Investing activities.

Cash used in investing activities of $15,478 for the six months ended June 30, 2024 was for the purchase of property and equipment. No cash was used in or provided by investing activities for the six months ended June 30, 2023.

Financing activities.

Net cash provided by financing activities was $14.7 million for the six months ended June 30, 2024. Cash provided by financing activities for the six months ended June 30, 2024 was attributable to the net proceeds of $14.7 million, after deducting underwriting discounts and offering expenses of approximately $1.3 million, received from the sale of 1,687,712 shares of common stock, 507,076 pre-funded common stock purchase warrants, 1,097,394 tranche A common stock purchase warrants and 1,097,394 tranche B common stock purchase warrants in March 2024.

Net cash provided by financing activities of $5.1 million for the six months ended June 30, 2023 was attributable to the net proceeds of $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million, received from the sale of 1,050,000 shares of common stock in February 2023 and the net proceeds of approximately $0.3 million, after deducting approximately $8,000 in issuance costs, received from sales of common stock under our ATM program.

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

As of June 30, 2024, we had cash and cash equivalents of $28.7 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect.

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

Equity Financings

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million, or the 2020 Shelf Registration Statement. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC and expired on November 30, 2023. The universal shelf registration statement included an at-the-market offering program and we filed a Prospectus Supplement dated September 2, 2022 for the sale of up to $14,744,728 of shares of our common stock pursuant to our ATM offering program. During the six months ended June 30, 2023, we issued and sold 26,302 shares of common stock under the ATM offering program resulting in net proceeds of approximately $0.3 million after deducting approximately $8,000 in issuance costs. The ATM offering program has terminated and is no longer effective.

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

On January 26, 2024, we entered into an At the Market Offering Agreement, or the ATM Agreement, with H.C. Wainwright & Co., LLC, or HCW. Pursuant to the ATM Agreement and the prospectus supplement to the 2024 Shelf Registration Statement filed in connection therewith, we were able, from time to time, in our sole discretion, to issue and sell through HCW, acting as sales agent and/or principal, up to $2 million of shares of our common stock. We have not made any sales under the ATM Agreement to date. In March 2024, we terminated the ATM Agreement with HCW.

On March 11, 2024, we entered into a securities purchase agreement with certain purchasers, or the Purchasers, pursuant to which we agreed to issue and sell to the Purchasers in a private placement offering exempt from registration under the Securities Act, and the Purchasers agreed to purchase from us (i) 1,687,712 shares of our common stock at a purchase price of $7.29 per share (the “Shares”), (ii) pre-funded common stock purchase warrants at a purchase price of $7.289 to purchase an aggregate of up to 507,076 shares of our common stock at an exercise price of $0.001 per share (the “Pre-Funded Shares”), (iii) tranche A common stock purchase warrants to purchase up to 1,097,394 shares of our common stock at an exercise price of $7.29 per share, or the Tranche A Warrants, and (iv) tranche B common stock purchase warrants to purchase up to 1,097,394 shares of our common stock at an exercise price of $9.1125 per share, or the Tranche B Warrants. The Tranche A Warrants will be exercisable until the earlier of (i) the three-year anniversary of issuance and (ii) 30 days after we announce the recommended Phase 2 dose for ATRN-119, and, following such announcement, the daily volume weighted average price of our common stock equals or exceeds $14.58 for 30 consecutive trading days. The Tranche B Warrants will be exercisable until the earlier of (i) the five-year anniversary of issuance and (ii) 30 days after we announce the recommended Phase 2 dose for APR-1051 and, following such announcement, the daily volume weighted average price of our common stock equals or exceeds $18.225 for 30 consecutive trading days. To the extent that the exercise of a Tranche A Warrant or Tranche B Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of our outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate gross proceeds from the issuance of common stock and warrants totaled approximately $16.0 million, before deducting placement agent fees and offering costs of approximately $1.3 million, and the gross proceeds from potential future warrant cash exercises is expected to be up to approximately $18.0 million, before deducting placement agent fees. In April 2024, we registered on Form S-3 the resale of the Shares, the Pre-Funded Shares and the shares underlying the Tranche A Warrants and Tranche B Warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of June 30, 2024, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.

●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of our lead product candidate, ATRN-119 and APR-1051, which are currently in clinical development. Our clinical trials of ATRN-119 and APR-1051 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 and/or APR-1051 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing ATRN-119 and APR-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate commercial revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to employee matters and managing growth

●	Our future success depends on our ability to retain executive officers and to attract, retain and motivate qualified personnel.
●	We expect to expand our development and regulatory capabilities and potentially our sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Risks related to tax matters

●	We have significant deferred tax assets, which may become devalued if we do not generate sufficient future taxable income, applicable corporate tax rates are reduced or if we experience an ownership change.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq Stock Market, or Nasdaq, continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $6.3 million for the six months ended June 30, 2024, and $14.3 million, $112.7 million and $37.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our accumulated deficit was $314.4 million and $308.1 million as of June 30, 2024 and December 31, 2023, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock and private placement of our common stock and warrants in March 2024. We have devoted substantially all of our efforts to research and development. Our lead product candidate ATRN-119 and APR-1051 are currently in clinical development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. Our lead product candidates, ATRN-119 and APR-1051 are in clinical development, and our other product candidates are in preclinical development. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale drug products, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We believe that our existing cash and cash equivalents as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. Recently, other terrorist organizations joined the hostilities as well, including Hezbollah in Lebanon, the Houthi in Yemen and it is possible that Palestinian military organizations in the West Bank will also join, resulting in a widening of the conflict. The intensity and duration of Israel’s current war against Hamas, Hezbollah and the Houthi’s is difficult to predict as are such war’s economic implications on the global economy.

Although our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine, Israel and Hamas, Hezbollah and the Houthi’s geopolitical tensions, or record inflation to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the conflict in Ukraine, the Middle East, geopolitical tensions, record inflation, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of our lead product candidate, ATRN-119 and APR-1051, which are in clinical development. Our clinical trials of ATRN-119 and APR-1051 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 and APR-1051 or experience significant delays in doing so, our business will be materially harmed.*

We have no products approved for sale. Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, ATRN-119 and APR-1051, our lead product candidates. We are investing a majority of our efforts and financial resources in the research and development of ATRN-119 and APR-1051. Our business depends entirely on the successful development and commercialization of our product candidates. We currently have no drugs approved for sale and generate no revenues from sales of any products, and we may never be able to develop a marketable product.

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

The success of ATRN-119 and APR-1051 will depend on several factors, including the following:

●	successful progression, successful patient enrollment and timely completion of clinical trials of ATRN-119 and APR-1051;
●	successful initiation and successful patient enrollment and completion of additional clinical trials, for ATRN-119, APR-1051 or our other product candidates;
●	our ability to demonstrate ATRN-119 and APR-1051’s safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for ATRN-119 and APR-1051;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost-effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of ATRN-119 and APR-1051 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	successful formulation for all of our products
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of our product candidates. If we are not successful in commercializing ATRN-119 and/or APR-1051, or are significantly delayed in doing so, our business will be materially harmed.

We are in the early stages of testing ATRN-119 and APR-1051 in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.*

We are in the early stages of testing ATRN-119 and APR-1051 in clinical trials. The results of preclinical studies, whether or not conducted by us, may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials that we are conducting today and that we may commence in the future may not be predictive of the results of the later-stage clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates ATRN-119 and APR-1051 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed in later stage clinical trials. In particular, the small number of patients in our current and planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their product candidates. Our current clinical trials for ATRN-119 and APR-1051 may not ultimately be successful or support further clinical development. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

Because of this lack of experience, any future clinical trials we may conduct may not be completed on time, if at all. Large-scale trials require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, consultants or contract research organizations, or CROs. Relying on third-

party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing our product candidates.

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

Aside from PARP inhibitors, such as Lynparza, Rubraca, Zejula and Talzenna, no synthetic lethality small molecule inhibitor therapeutics have been approved to date by the FDA. Pamiparib, a PARP inhibitor developed by Beigene, was approved in 2021 in China. Adverse events in future clinical trials of our product candidates or in clinical trials of other similar products and the resulting publicity, as well as any other adverse events in the field of synthetic lethality and DDR, or any adverse events involving other products that are perceived to be similar to DDR, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by healthcare professionals, patients and CROs in our product candidates, difficulties and delays in regulatory clearance or approval for, enrollment of patients in, and conduct of, our clinical trials, and less demand for any product that we may develop. Synthetic lethality is a very competitive space with many companies developing programs for different targets in the field. Our pipeline of product candidates could result in a greater quantity of reportable adverse events or other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delays or holds by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our product development programs, as well as our business as a whole.

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

In general, our clinical trials of ATRN-119 and APR-1051 will include cancer patients who are very sick and whose health is deteriorating. We expect that patients may experience adverse events, serious adverse events or may die during their participation in our future clinical trials for ATRN-119 and APR-1051, or other product candidates. We cannot predict with certainty what adverse events may occur in our clinical trials. Any adverse events, serious adverse events, or deaths occurring in our clinical trials, whether related to our product candidates or not, could affect perceptions relating to our product candidates. In addition, our previous clinical trials of eprenetapopt include cancer patients who were very sick and whose health is deteriorating, and we expect that additional clinical trials of eprenetapopt and our other product candidates will include similar patients with deteriorating health. Multiple patients in these trials have experienced adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness, fatigue, and neutropenia. Some patients in these trials have experienced serious adverse events. The most common serious adverse events include febrile neutropenia, pneumonia, sepsis, and pyrexia.

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

In addition, in the event that an adverse safety issue, clinical hold, or other adverse finding occurs in one of our clinical trials, that event could adversely affect any other clinical trials for the same product candidate. Moreover, there is a relatively limited safety data set for product candidates with the same mechanism of action as ATRN-119 or APR-1051 or our other product candidates. An adverse safety issue or other adverse finding in a clinical trial conducted by a third party with a similar mechanism of action could adversely affect clinical trials involving ATRN-119 or APR-1051 or our other product candidates.

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

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary drugs. We face competition with respect to ATRN-119, APR-1051 and our other product candidates, and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

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

If we are successful at obtaining regulatory approval for ATRN-119 and/or APR-1051 or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. These trials may reveal side effects or other harmful effects in patients that use our products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post-market studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

In addition, third parties may raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include pre-issuance submission of prior art to the USPTO and re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us.

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain marketing approval to market ATRN-119 and/or APR-1051, which would significantly harm our business, results of operations and prospects. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any collaborators we may have in the future, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

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

We may seek a breakthrough therapy designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for one or more of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA, and parts of the NDA may be submitted and reviewed on a rolling basis.

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

A fast track designation by the FDA for one of our product candidates may not actually lead to a faster development or regulatory review or approval process.

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

Risks related to employee matters and managing growth

Our future success depends on our ability to retain our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer, our Chief Medical Officer and to attract, retain and motivate qualified personnel.

We are highly dependent on Oren Gilad, Ph.D., our President and Chief Executive Officer and John P. Hamill, our Senior Vice President and Chief Financial Officer, Nadeem Q. Mirza M.D., M.P.H., our Chief Medical Officer, as well as the other principal members of the scientific team. Our agreements with Dr. Gilad, Mr. Hamill and Dr. Mirza do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. However, the loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Risks related to our common stock

Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.*

As of June 30, 2024, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 25.9% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2024, we had outstanding 5,430,215 shares of common stock. In addition, 28,112 shares of common stock are issuable upon the conversion of outstanding shares of Series A Non-Voting Convertible Preferred Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three and six months ended June 30, 2024, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

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

Through June 30, 2024, we have used approximately $82.2 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

Exhibit Index

Exhibit
Number	Description of Document

10.1

Employment Agreement, effective as of May 1, 2024, by and between Aprea Therapeutics, Inc. and Nadeem Q. Mirza, M.D., M.P.H. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024).

10.2

Aprea Therapeutics, Inc. Inducement Stock Option Agreement, dated May 1, 2024, by and between Aprea Therapeutics, Inc. and Nadeem Q. Mirza, M.D., M.P.H. (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024).

10.3

Aprea Therapeutics, Inc. Inducement Restricted Stock Unit Award Agreement, dated May 1, 2024, by and between Aprea Therapeutics, Inc. and Nadeem Q. Mirza, M.D., M.P.H. (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Date: August 9, 2024	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024

	By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)