Form 10-Q
period 2024-09-30
Aprea Therapeutics, Inc.
filed 2024-11-07
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 5,434,903 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 7, 2024.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2024

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$26,249,625	$21,606,820
Prepaid expenses and other current assets	234,195	914,275
Total current assets	26,483,820	22,521,095
Property and equipment, net	86,950	88,362
Restricted cash	41,537	40,717
Other noncurrent assets	281,662	—
Total assets	$26,893,969	$22,650,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,153,880	$1,670,369
Accrued expenses	2,482,008	2,186,262
Deferred grant revenue	—	528,974
Total current liabilities	3,635,888	4,385,605
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 56,227 shares issued and outstanding at September 30, 2024 and December 31, 2023.	1,311,063	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 5,434,903 and 3,736,673 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	5,435	3,736
Additional paid-in capital	350,693,403	335,644,204
Accumulated other comprehensive loss	(10,604,747)	(10,611,273)
Accumulated deficit	(318,147,073)	(308,083,161)
Total stockholders’ equity	21,947,018	16,953,506
Total liabilities and stockholders' equity	$26,893,969	$22,650,174

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Grant revenue	$354,621	$319,468	$1,296,764	$569,156
Operating expenses:
Research and development	2,846,399	2,122,603	7,004,451	5,581,802
General and administrative	1,605,238	1,719,715	5,385,923	6,784,388
Total operating expenses	4,451,637	3,842,318	12,390,374	12,366,190
Loss from operations	(4,097,016)	(3,522,850)	(11,093,610)	(11,797,034)
Other income (expense):
Interest income, net	348,741	321,215	1,014,518	913,846
Foreign currency (loss) gain	(35,494)	(2,880)	15,180	39,686
Total other income	313,247	318,335	1,029,698	953,532
Net loss	$(3,783,769)	$(3,204,515)	$(10,063,912)	$(10,843,502)
Other comprehensive income (loss):
Foreign currency translation	23,557	(1,002)	6,526	(12,466)
Total comprehensive loss	(3,760,212)	(3,205,517)	(10,057,386)	(10,855,968)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.86)	$(1.88)	$(3.03)
Weighted-average common shares outstanding, basic and diluted	5,939,755	3,735,176	5,360,579	3,577,482

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity

Balance, December 31, 2022	56,227	$1,311,063	2,655,269	$2,655	$330,060,836	$(10,623,408)	$(293,796,405)	$25,643,678
Issuance of common stock, net	—	—	1,050,000	1,050	4,870,815	—	—	4,871,865
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	26,302	26	268,099	—	—	268,125
Stock‑based compensation	—	—	—	—	16,244	—	—	16,244
Foreign currency translation	—	—	—	—	—	61,956	—	61,956
Net loss	—	—	—	—	—	—	(4,379,890)	(4,379,890)
Balance, March 31, 2023	56,227	$1,311,063	3,731,571	$3,731	$335,215,994	$(10,561,452)	$(298,176,295)	$26,481,978

Stock‑based compensation	—	—	—	—	269,323	—	—	269,323
Foreign currency translation	—	—	—	—	—	(73,420)	—	(73,420)
Net loss	—	—	—	—	—	—	(3,259,097)	(3,259,097)
Balance, June 30, 2023	56,227	$1,311,063	3,731,571	$3,731	$335,485,317	$(10,634,872)	$(301,435,392)	$23,418,784

Vesting of restricted stock units	—	—	5,102	5	(5)	—	—	—
Stock‑based compensation	—	—	—	—	76,031	—	—	76,031
Foreign currency translation	—	—	—	—	—	(1,002)	—	(1,002)
Net loss	—	—	—	—	—	—	(3,204,515)	(3,204,515)
Balance, September 30, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,561,343	$(10,635,874)	$(304,639,907)	$20,289,298

Balance, December 31, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,644,204	$(10,611,273)	$(308,083,161)	$16,953,506
Issuance of common stock and pre-funded warrants, net	—	—	1,687,712	1,688	14,708,017	—	—	14,709,705
Vesting of restricted stock units			5,830	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	85,830	—	—	85,830
Foreign currency translation	—	—	—	—	—	(15,083)	—	(15,083)
Net loss	—	—	—	—	—	—	(2,810,091)	(2,810,091)
Balance, March 31, 2024	56,227	$1,311,063	5,430,215	$5,430	$350,438,045	$(10,626,356)	$(310,893,252)	$28,923,867

Issuance costs	—	—	—	—	(21,060)	—	—	(21,060)
Stock‑based compensation	—	—	—	—	128,488	—	—	128,488
Foreign currency translation	—	—	—	—	—	(1,948)	—	(1,948)
Net loss	—	—	—	—	—	—	(3,470,052)	(3,470,052)
Balance, June 30, 2024	56,227	$1,311,063	5,430,215	$5,430	$350,545,473	$(10,628,304)	$(314,363,304)	$25,559,295

Issuance costs	—	—	—	—	(1,155)	—	—	(1,155)
Vesting of restricted stock units	—	—	4,688	5	(5)	—	—	—
Stock‑based compensation	—	—	—	—	149,090	—	—	149,090
Foreign currency translation	—	—	—	—	—	23,557	—	23,557
Net loss	—	—	—	—	—	—	(3,783,769)	(3,783,769)
Balance, September 30, 2024	56,227	$1,311,063	5,434,903	$5,435	$350,693,403	$(10,604,747)	$(318,147,073)	$21,947,018

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,063,912)	$(10,843,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,890	2,066
Stock‑based compensation	363,408	361,598
Foreign currency (gain) loss	(15,180)	(39,686)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	398,531	1,077,138
Accounts payable	(515,964)	21,873
Accrued expenses	299,387	982,563
Deferred grant revenue	(528,974)	—
Net cash used in operating activities	(10,045,814)	(8,437,950)
Cash flows from investing activities:
Purchases of property and equipment	(15,478)	(85,943)
Net cash used in investing activities	(15,478)	(85,943)
Cash flows from financing activities:
Proceeds from issuance of common stock	15,999,598	5,788,918
Common stock issuance costs	(1,312,108)	(648,928)
Net cash provided by financing activities	14,687,490	5,139,990
Change in cash, cash equivalents and restricted cash	4,626,198	(3,383,903)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17,427	(8,782)
Cash, cash equivalents and restricted cash—beginning of year	21,647,537	28,786,647
Cash, cash equivalents and restricted cash—end of period	$26,291,162	$25,393,962

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$26,249,625	$25,353,513
Restricted cash	41,537	40,449
Total cash, cash equivalents and restricted cash	$26,291,162	$25,393,962

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

The Company believes that the September 30, 2024 cash balance of approximately $26.2 million will be sufficient to fund the Company’s operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements. In the event that additional funds are not available thereafter, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

condensed or omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Restricted cash— The Company has restricted cash of $41,537 and $40,717 at September 30, 2024 and December 31, 2023, respectively, that is securing the Company’s credit card program.

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

Included within weighted average common shares outstanding for the three and nine months ended September 30, 2024 are 507,076 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine months ended September 30,
	2024	2023
Convertible preferred stock (as converted)	28,112	28,112
Options to purchase common stock	734,131	582,641
Warrants to purchase common stock	2,194,788	—
Unvested restricted stock units	36,442	23,870
Total shares of common stock equivalents	2,993,473	634,623

Recently issued accounting pronouncements—From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed financial statements at adoption date.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Leases

The Company is party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for each of the three months ended September 30, 2024 and 2023 was $19,998. Rent expense for each of the nine months ended September 30, 2024 and 2023 was $59,993, which is included in operating expenses.

The Company has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was amended in October 2024 and is currently set to expire on October 31, 2025. Rent expense under this lease is $110,000 annually and the Company has applied the short-term exception to this lease. The Company has no lease obligations beyond October 2025.

4. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Professional fees	$168,225	$138,601
Compensation, severance and benefits	673,322	1,016,960
Research and development	1,582,173	856,575
Other	58,288	174,126
Total accrued expenses	$2,482,008	$2,186,262

5. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

As of September 30, 2024, a total of 56,227 shares of Series A Preferred Stock remained outstanding, which are convertible into 28,112 shares of common stock.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments within additional paid-in capital. As of September 30, 2024, none of the pre-funded warrants, Tranche A Warrants or Tranche B Warrants have been exercised.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $149,090 and $76,031 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded stock-based compensation expense of $363,408 and $361,598 for the nine months ended September 30, 2024 and 2023, respectively.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2024 and 2023. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

As of September 30, 2024 and December 31, 2023, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2024 and 2023.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2024, the Company has not recorded a provision for any contingent losses.

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

Aprea Therapeutics AB was originally incorporated in 2002 and commenced principal operations in 2006. On September 20, 2019, we consummated a reorganization, pursuant to which all of the issued and outstanding stock and options of Aprea Therapeutics AB were exchanged for common stock, preferred stock or options, as applicable, of Aprea Therapeutics, Inc. As a result, Aprea Therapeutics AB became a wholly owned subsidiary of Aprea Therapeutics, Inc. Prior to the acquisition of Atrin Pharmaceuticals Inc. (“Atrin”), in May 2022, we were engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. In December 2020, we announced that our pivotal Phase 3 myelodysplastic syndromes trial failed to meet its predefined primary endpoint of complete remission (“CR”) rate. Given these results, FDA feedback and the costs of continuing the APR-246 development program, we shifted focus of our activities to the assets acquired in the May 2022 acquisition of Atrin. Our two clinical programs are a novel oral macrocyclic ATR inhibitor, ATRN-119, and our next-generation oral inhibitor of the WEE1 kinase, APR-1051. Both programs are the cornerstones of our pipeline of synthetic lethality-based cancer therapeutics and were internally discovered, developed, and evaluated by our dedicated team of chemists, scientists, and clinicians. We do not currently have any significant ongoing preclinical studies or any clinical trials involving APR-246, our reactivators of mutant p53. Our primary pre-clinical focus is on the discovery and development of molecules targeting DDR pathways in oncology through synthetic lethality.

We believe that synthetic lethality has the potential to impact patients’ lives and treatment strategies for a wide range of cancer types. We aspire to become a leader in this emerging field and are establishing a pipeline of clinical and preclinical programs that we believe may have broad application to cancer treatment.

Our most advanced synthetic lethality product candidate is ATRN-119, a clinical-stage oral small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR. The ATR kinase is a master regulator of the DNA damage response, with key roles in cell cycle control and DNA repair following replication stress. Aprea Therapeutics has developed ATRN-119, the first oral macrocyclic ATR inhibitor to enter clinical trials. We are enrolling patients into ABOYA-119, a Phase 1/2a clinical trial to evaluate ATRN-119 under an investigational new drug (“IND”) application. The first five dose cohorts have been completed, with the sixth cohort currently enrolling. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily schedule. We observed preliminary signs of clinical benefit in the early stages of development, and based on the interim data from our ongoing first-in-human phase study, ATRN-119 has demonstrated the ability to be safe and well tolerated, with no dose-limiting toxicities and no signs of significant hematological toxicity reported. We recently amended the study protocol to 1) add up to four additional groups of patients who will receive ATRN-119 twice a day (BID); 2), add an additional, higher dose level of 1,500mg once a day (QD) and 3) investigate the effect of food on ATRN-119 absorption and drug exposure in blood. Under the current new protocol, we anticipate potential efficacy data readout in second half 2025.

Our second clinical program is a WEE1 inhibitor, APR-1051. WEE1 is a protein kinase that inhibits premature cell cycle progression. Specifically, WEE1 prevents the premature entry of cells into both the DNA synthetic phase of the cell cycle and the phase in which cells divide after the DNA is duplicated. Through these roles, WEE1 prevents loss of genome stability, particularly in CCNE1-overexpressing cancer cells. APR-1051 is an orally bioavailable, highly potent, and selective small molecule inhibitor of WEE1. APR-1051 has demonstrated in vivo anti-proliferative activity in multiple cancer cell lines. Importantly, the pharmacodynamic properties of APR-1051 include lower off-target inhibition of three members of the PLK family of kinases (PLK1, PLK2, and PLK3), which may improve its therapeutic value. In March 2024, the FDA cleared our IND application for APR-1051 and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051. A total of 8 cohorts are planned for ACESOT-1051 that will evaluate doses of 10 mg to 150 mg once daily. As of November 4, 2024, we are enrolling cohort 4 for ACESOT-1051 to evaluate a subtherapeutic dose of 50 mg once daily. Preliminary results indicate APR-1051 is safe and well-tolerated with no hematologic toxicity and one possible treatment-related grade 1 adverse event (abdominal distention) at the dose levels assessed. Active enrollment is ongoing at three sites in the U.S. (NCT06260514) with additional sites planned. We expect open-label safety/efficacy data in the first half of 2025.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses at each balance sheet date. This process involves reviewing open contract and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees billed by:

●	CRO's in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
●	investigative sites or other service providers in connection with clinical trials;
●	vendors in connection with preclinical and clinical development activities; and
●	vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.

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

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	Change
Grant revenue	$354,621	$319,468	$35,153
Operating expenses:
Research and development	2,846,399	2,122,603	723,796
General and administrative	1,605,238	1,719,715	(114,477)
Total operating expenses	4,451,637	3,842,318	609,319
Loss from operations	(4,097,016)	(3,522,850)	(574,166)
Other income:
Interest income	348,741	321,215	27,526
Foreign currency loss	(35,494)	(2,880)	(32,614)
Total other income	313,247	318,335	(5,088)
Net loss	$(3,783,769)	$(3,204,515)	$(579,254)

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended September 30, 2024 and 2023 was approximately $0.4 million and $0.3 million, respectively.

Research and development expenses

	Three Months Ended September 30,
	2024	2023	Change
APR-246	$2,113	$18,023	$(15,910)
ATRN-119	1,420,238	426,585	993,653
APR-1051	875,236	1,198,574	(323,338)
Other early-stage development programs	91,783	89,760	2,023
Unallocated research and development expenses	457,029	389,661	67,368
Total research and development expenses	$2,846,399	$2,122,603	$723,796

Research and development expenses for the three months ended September 30, 2024 were approximately $2.8 million, compared to approximately $2.1 million for the three months ended September 30, 2023. The overall increase of $0.7 million was primarily due to the following:

●	an increase of $1.0 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, our clinical-stage oral small molecule inhibitor of ATR.

The above increases were offset in part by the following:

●	a decrease of $0.3 million related to IND enabling studies for ATRN-1051, our small molecule WEE1 inhibitor, in the third quarter of 2023.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2024 were approximately $1.6 million, compared to approximately $1.7 million for the three months ended September 30, 2023. The decrease of $0.1 million was primarily due to a decrease of $0.1 million in insurance costs.

Other income

Foreign currency loss for the three months ended September 30, 2024 was $35,494 compared to a foreign currency loss of $2,880 for the three months ended September 30, 2023. The change in the foreign currency of $32,614 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Interest income, net for the three months ended September 30, 2024 and 2023 primarily consisted of interest income on our cash and cash equivalents.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine months ended September 30,
	2024	2023	Change
Grant revenue	$1,296,764	$569,156	$727,608
Operating expenses:
Research and development	7,004,451	5,581,802	1,422,649
General and administrative	5,385,923	6,784,388	(1,398,465)
Total operating expenses	12,390,374	12,366,190	24,184
Loss from operations	(11,093,610)	(11,797,034)	703,424
Other income:
Interest income	1,014,518	913,846	100,672
Foreign currency gain	15,180	39,686	(24,506)
Total other income	1,029,698	953,532	76,166
Net loss	$(10,063,912)	$(10,843,502)	$779,590

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the nine months ended September 30, 2024 and 2023 was approximately $1.3 million and $0.6 million, respectively.

Research and development expenses

	Nine months ended September 30,
	2024	2023	Change
APR-246	$106,316	$29,678	$76,638
ATRN-119	2,915,224	2,182,904	732,320
APR-1051	2,393,628	1,940,080	453,548
Other early-stage development programs	198,284	278,112	(79,828)
Unallocated research and development expenses	1,390,999	1,151,028	239,971
Total research and development expenses	$7,004,451	$5,581,802	$1,422,649

Research and development expenses for the nine months ended September 30, 2024 were approximately $7.0 million, compared to approximately $5.6 million for the nine months ended September 30, 2023. The overall increase of $1.4 million was primarily due to the following:

●	an increase of $0.5 million related to the initiation of our second clinical trial program for APR-1051, our small molecule WEE1 inhibitor, in preparation for enrollment of first patient into ACESOT-1051, our Phase 1 dose-escalation study, in the second quarter of 2024;
●	an increase of $0.7 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, our clinical-stage oral small molecule inhibitor of ATR; and

●	an increase of $0.3 million in personnel costs.

The above increases were offset in part by the following:

●	a decrease of $0.1 million in other clinical programs.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2024 were approximately $5.4 million, compared to approximately $6.8 million for the nine months ended September 30, 2023. The decrease of $1.4 million was primarily due to a decrease of $1.3 million in personnel costs primarily related to severance expense for former executives.

Other income

Foreign currency gain for the nine months ended September 30, 2024 was $15,180 compared to a foreign currency gain of $39,686 for the nine months ended September 30, 2023. The change in the foreign currency of $24,506 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Interest income, net for the nine months ended September 30, 2024 and 2023 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of September 30, 2024, we had cash and cash equivalents of $26.2 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements.

Our net losses were $10.1 million and $10.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $318.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(10,045,814)	$(8,437,950)
Investing activities	(15,478)	(85,943)
Financing activities	14,687,490	5,139,990
Change in cash and cash equivalents	$4,626,198	$(3,383,903)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $10.0 million for the nine months ended September 30, 2024 compared to $8.4 million for the nine months ended September 30, 2023. The increase in cash used in operating activities of $1.6 million was primarily attributable to a change in operating assets and liabilities of $2.4 million, partially offset by a decrease in our net loss of $0.8 million.

Investing activities.

Cash used in investing activities of $15,478 for the nine months ended September 30, 2024 was for the purchase of property and equipment. No cash was used in or provided by investing activities for the nine months ended September 30, 2023.

Financing activities.

Net cash provided by financing activities was $14.7 million for the nine months ended September 30, 2024. Cash provided by financing activities for the nine months ended September 30, 2024 was attributable to the net proceeds of $14.7 million, after deducting underwriting discounts and offering expenses of approximately $1.3 million, received from the sale of 1,687,712 shares of common stock, 507,076 pre-funded common stock purchase warrants, 1,097,394 tranche A common stock purchase warrants and 1,097,394 tranche B common stock purchase warrants in March 2024.

Net cash provided by financing activities of $5.1 million for the nine months ended September 30, 2023 was attributable to the net proceeds of $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million, received from the sale of 1,050,000 shares of common stock in February 2023 and the net proceeds of approximately $0.3 million, after deducting approximately $8,000 in issuance costs, received from sales of common stock under our ATM program.

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

As of September 30, 2024, we had cash and cash equivalents of $26.2 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than we expect.

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

Equity Financings

On November 12, 2020, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights and debt securities and units up to an aggregate of $350.0 million, or the 2020 Shelf Registration Statement. On November 30, 2020, the Shelf Registration Statement was declared effective by the SEC and expired on November 30, 2023. The universal shelf registration statement included an at-the-market offering program and we filed a Prospectus Supplement dated September 2, 2022 for the sale of up to $14,744,728 of shares of our common stock pursuant to our ATM offering program. During the nine months ended September 30, 2023, we issued and sold 26,302 shares of common stock under the ATM offering program resulting in net proceeds of approximately $0.3 million after deducting approximately $8,000 in issuance costs. The ATM offering program has terminated and is no longer effective.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of September 30, 2024, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $10.1 million for the nine months ended September 30, 2024, and $14.3 million, $112.7 million and $37.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our accumulated deficit was $318.1 million and $308.1 million as of September 30, 2024 and December 31, 2023, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock and private placement of our common stock and warrants in March 2024. We have devoted substantially all of our efforts to research and development. Our lead product candidate ATRN-119 and APR-1051 are currently in clinical development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We believe that our existing cash and cash equivalents as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

The success of ATRN-119 and APR-1051 will depend on several factors, including the following:

●	successful progression, successful patient enrollment and timely completion of clinical trials of ATRN-119 and APR-1051;
●	successful initiation and successful patient enrollment and completion of additional clinical trials, for ATRN-119, APR-1051 or our other product candidates;
●	our ability to demonstrate ATRN-119 and APR-1051’s safety, tolerability and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for ATRN-119 and APR-1051;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any required post-marketing approval commitments imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost-effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of ATRN-119 and APR-

1051 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
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

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-

party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. If we are unable to successfully obtain rights to third-party intellectual property that may be necessary, we may have to abandon development of such program and our business, results of operations, financial condition and prospects could suffer.

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

Risks related to our common stock

Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.*

As of September 30, 2024, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 25.9% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three and nine months ended September 30, 2024, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

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

Through September 30, 2024, we have used approximately $84.6 million of the net proceeds from our IPO for matters described in our final IPO prospectus filed with the SEC on October 4, 2019, or our IPO prospectus.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

Exhibit Index

Exhibit
Number	Description of Document

10.1	Confidential Severance Agreement and General Release, effective as of October 9, 2024, by and between Aprea Therapeutics, Inc. and Nadeem Q. Mirza, M.D., M.P.H.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2024	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024

	By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)