Form 10-K
period 2024-12-31
Aprea Therapeutics, Inc.
filed 2025-03-25
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

(215) 948-4119

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 was approximately $10.0 million.

There were 5,491,953 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 25, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Aprea Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned clinical trials, including for APR-1051 and ATRN-119, our ongoing and planned development, prospects for commercialization, and market uptake of our potential product candidates, the strength and breadth of our intellectual property, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape impacting our business, the degree of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include

●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials;
●	the prospects of our product candidates, all of which are still in development;
●	outcomes and results of ongoing or future preclinical studies and clinical trials of our product candidates;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our ongoing and planned clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
●	our expectations regarding the timing of initiation of data readout from our clinical trials;
●	market acceptance or commercial success of any product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community;

●	our expectations regarding competition, potential market size, the size of the patient populations for our product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of our product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for our product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize our product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with conducting clinical trials, as well as the manufacturing of our product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce our product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be a smaller reporting company under the Exchange Act.

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

Prior to our acquisition of Atrin Pharmaceuticals Inc. (“Atrin”) in May 2022, we were engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. Following our acquisition of Atrin, we shifted the focus of our activities to the assets acquired from Atrin.

We believe that synthetic lethality has the potential to impact patients’ lives and treatment strategies for a wide range of cancer types. Genomic instability is the hallmark or cancer. When a gene pathway is damaged or fails, related genes make up for its loss of function. Our approach is to inhibit these make up genes, thereby specifically killing cancer cells with specific mutations. This approach is called synthetic lethality. Using synthetic lethality, our product candidates are designed to selectively kill cancer cells while minimizing the effect on normal, unmutated cells, decreasing the toxicity usually associated with cancer treatment. We aspire to become a leader in this emerging field and are establishing a pipeline of clinical and preclinical programs that we believe may have broad applications to cancer treatment.

WEE1 Inhibitor: APR-1051

We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, the U.S. Food and Drug Administration, or FDA, cleared our investigational new drug (“IND”) application for APR-1051 and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051, our Phase 1 dose escalation study. A total of 8 cohorts are planned for ACESOT-1051 that will evaluate doses of 10 mg to 150 mg once daily. As of March 4, 2025, we are enrolling cohort 5 for ACESOT-1051 to evaluate a subtherapeutic dose of 70 mg once daily. Preliminary results indicate that APR-1051 is safe and well-tolerated with no hematologic toxicity. Active enrollment is ongoing at three sites in the U.S. (NCT06260514) with additional sites planned. We anticipate open-label safety/efficacy data to be available in the second half of 2025. We expect to complete dose-escalation in the first half of 2026.

ATR Inhibitor: ATRN-119

Our second clinical-stage synthetic lethality product candidate is ATRN-119, an oral small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR. The ATR kinase is a master regulator of the DNA damage response, with key roles in cell cycle control and DNA repair following replication stress. We have developed ATRN-119, the first oral macrocyclic ATR inhibitor to enter clinical trials. We are enrolling patients into ABOYA-119, a Phase 1/2a clinical trial to evaluate ATRN-119 under an IND application. The first six dose cohorts have been completed (50 mg to 800 mg once daily), with the seventh cohort currently enrolling (1,100 mg total daily dose). The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous schedule. We observed preliminary signs of clinical benefit in the early stages of development and based on the interim data from our ongoing first-in-human phase study, ATRN-119 has demonstrated the ability to be safe and well tolerated. The study was initially designed to dose patients with ATRN-119 once daily. We recently amended the study protocol to add additional groups of patients who will receive ATRN-119 twice a day (BID), beginning with 550 mg twice daily (for a total daily dose of 1,100 mg), and up to 750mg twice daily (for a total daily dose of 1,500 mg). This strategic dose adjustment is driven by scientific evidence suggesting that more frequent dosing of ATRN-119 may maintain optimal therapeutic levels and potentially enhance the drug’s efficacy. Dose escalation in the ABOYA-119 trial is currently continuing with both the once-daily and the twice-daily dosing schedules, that are studied independently. Under the current updated protocol, we anticipate completing the dose -escalation in the second half of 2025 and determining the Recommended Phase 2 Dose (RP2D) in Q1 2026.

Undisclosed Inhibitor: DDRi

Finally, we also have an early-stage program, currently in the lead optimization stage, for an undisclosed DNA-damage response (“DDR”) target.

P53 Reactivator: APR-246 (eprenetapopt)

We do not currently have any ongoing clinical trials involving our reactivators of mutant p53 and our primary focus is on the discovery and development of molecules as described in this report.

Our Pipeline

Our pipeline includes two clinical-stage, wholly-owned synthetic lethality programs. In addition to development of these drugs as single agents, we are evaluating potential combination opportunities within our pipeline, including research on the combination of APR-1051 and ATRN-119 that is supported by a Phase II SBIR grant from the National Cancer Institute.

We are applying our discovery platform and drug development capabilities to build a robust pipeline of synthetic lethality-based cancer therapeutics. Our current programs are summarized below. We retain global development and commercialization rights to all of our product candidates.

Our pipeline includes the clinical-stage asset APR-1051, a WEE1 inhibitor that is being evaluated in a Phase 1 clinical trial in patients with advanced solid tumors with biomarkers that may predict sensitivity to WEE1 inhibition. Our DDR-focused synthetic lethality pipeline also includes ATRN-119, an ATR inhibitor that is being evaluated in a Phase 1/2a clinical trial in patients with advanced solid tumors having mutations in defined DDR-related genes. In addition, our pipeline also includes a preclinical program of a novel inhibitor for an undisclosed DDR target.

Our strategy

We aspire to be a leader in the emerging field of synthetic lethality-based precision oncology therapeutics. The key elements of our strategy are to:

●	Continue to efficiently develop our clinical-stage product candidate, APR-1051, an orally bioavailable small molecule inhibitor of WEE1. We are currently conducting a Phase 1 clinical trial evaluating APR-1051 in patients with advanced solid tumors with Cyclin E over-expression, as well as other biomarkers that may predict sensitivity to WEE1 inhibition. Cancers over-expressing Cyclin E represent a high unmet medical need. Patients with Cyclin E over-expression have poor prognosis and, currently, have no effective therapies available. We are enrolling patients into part 1 of this clinical trial. The primary objectives of the Phase 1 study are to measure safety, dose-limiting toxicities (DLTs), maximum tolerated dose or maximum administered dose (MTD/MAD), and recommended Phase 2 dose (RP2D); secondary objectives are to evaluate pharmacokinetics, preliminary efficacy according to RECIST or PCWG3 criteria; pharmacodynamic parameters are exploratory objectives.
●	Continue to efficiently develop our clinical-stage product candidate, ATRN-119, an orally bioavailable small molecule inhibitor of ATR. We are currently conducting a Phase 1/2a clinical trial evaluating ATRN-119 in patients with advanced solid tumors having mutations in defined DDR-related genes. We are enrolling patients into the Phase 1 dose-escalation part of this clinical trial. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous, once-daily or twice-daily schedule. The secondary endpoint of this Phase 1 is to evaluate the potential initial efficacy of ATRN-119. Once we have selected a dose of ATRN-119 from the Phase 1 part, we plan to enroll additional patients into a Phase 2a part of the clinical trial to assess preliminary efficacy.
●	Identify opportunities for combination therapy regimens. We are also researching opportunities to combine product candidates in our pipeline with other therapies that may enhance synthetic lethality and potentially increase benefit to genetically defined populations of cancer patients.
●	Maximize the commercial opportunity of our product candidates across global markets. We currently retain worldwide development and commercialization rights to all our product candidates. We may elect to selectively evaluate strategic partnership opportunities for our product candidates with partners whose development and commercial capabilities complement our own.

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

The first clinical validation of synthetic lethality for cancer treatment was with BRCA1/2 mutations and PARP inhibition. BRCA1 and BRCA2 are proteins with key roles in the repair of DNA double-strand breaks (DSBs), one of the most lethal DNA lesions. BRCA1/2 mediate homologous recombination (HR), the major mechanism of DSB repair. When there is a loss of function in BRCA1/2 due to mutation, then cells become more dependent on PARP1 to prevent the formation of DSBs. If in this context PARP1 function is inhibited, then BRCA1/2 mutated cancer cells die. In other words, BRCA1/2 mutation and PARP1 inhibition are synthetically lethal. In contrast, normal cells with functional BRCA1/2 are spared. There are currently four PARP inhibitors approved by FDA for the treatment of various solid tumors with BRCA1/2 mutations and other DNA damage repair dysfunction.

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

WEE1 Inhibitors in Advanced Solid Tumors

We are advancing our clinical-stage WEE1 inhibitor, APR-1051, for patients having tumors with increased expression of Cyclin E1 (“CCNE1”), and other genetic and/or molecular signatures.

WEE1 kinase is a key regulator of multiple phases of the cell cycle, most prominently in progression from G1 to S phase and from G2 to M phase through inhibitory phosphorylation of CDK2 and CDK1, respectively. Thus, when WEE1 is inhibited, both G1-S and G2-M checkpoints are abrogated, leading to premature S-phase and M-phase entry. Notably, the replication stress caused by CCNE1 overexpression is transformed into toxic levels of DSBs and cancer cell death when WEE1 is inhibited. These findings suggest CCNE1 overexpression is a cancer-associated vulnerability that may be used to sensitize these cancers to WEE1 inhibitors.

APR-1051 Potential Differentiation and Preclinical Data

Several WEE1 inhibitors in development by third parties have been or are currently being evaluated in clinical trials either as monotherapy or in combination regimens. WEE1 has been proven as a clinically validated target. However, competitor WEE1 Inhibitors have been associated with significant grade ≥3 hematological, gastrointestinal and cardiovascular toxicities.

We have developed a highly potent and selective inhibitor of WEE1, APR-1051, that has the potential to become the best-in-class WEE1 inhibitor. We believe that APR-1051 is potentially differentiated from other WEE1 inhibitors in its: 1) molecular structure; 2) selectivity for WEE1 versus off-target inhibition of the polo-like kinase, or PLK, family of kinases; 3) potentially superior pharmacokinetic properties; and 4) potential absence of QT prolongation at doses that significantly inhibit WEE1. Of the WEE1 inhibitors developed by other companies, the structures of ZN-c3 (Zentalis) and AZD-1775 (AstraZeneca) are similar, differing only in one region of the molecules. In contrast, the structure of APR-1051 is not similar to either of these two product candidates.

In preclinical biochemical studies, we have observed high potency of APR-1051 for inhibition of WEE1, with an IC50 of approximately 2.2 nM; however, even when tested at a very high relative concentration of 1 µM, APR-1051 did not appreciably inhibit PLK1 (17%), PLK2 (33%) or PLK3 (12%). We believe that this high selectivity for WEE1 over PLK1, PLK2 and PLK3 is an important differentiating attribute of APR-1051 versus some of the other WEE1 inhibitors in development. Clinical studies with PLK1 inhibitors showed that PLK1 inhibition is associated with severe neutropenia/sepsis and that PLK1 suppression is associated with sepsis-induced loss of intestinal barrier function.

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

APR-1051 does not substantially off-target PLK1, PLK2 or PLK3 and comparison to ZN-c3 1

(A-C) In vitro kinase IC50 determination of APR-1051 vs. ZN-c3: APR-1051 IC50 values show >150-fold, >50-fold, and >600-fold IC50 values compared to ZN-c3 for PLK1, PLK2, and PLK3, respectively, potentially showing higher selectivity

1 AACR-NCI-EORTC Meeting, Poster B323, 2024

In addition to the potential safety issues associated with PLK1 inhibition, in an in-vitro study we showed that PLK1 inhibition reduces the expected molecular effects of WEE1 inhibitor on phos-H2AX and phos-CDK1, hence we believe that minimal PLK1 co-inhibition enables full therapeutic potential of APR-1051.

PLK1 Inhibition Reduces the Molecular Effects of WEE1 Inhibitors in Cells1

Dose range of a PLK inhibitor GSK-461364 in combination with a single dose of APR-1051 in OVCAR3 cells suggests interference with the genotoxic effects of WEE1 inhibition (pH2AX). Western blot suggests that the PLK inhibitors, GSK-461364 and BI-2536 interfere with APR- 1051’s ability to increase pH2AX

1 AACR-NCI-EORTC Meeting, Poster B323, 2024

We believe that CCNE1 gene amplification or high Cyclin E protein expression is a potential biomarker for our WEE1 inhibitor. Overexpression of Cyclin E protein can drive cells into S-phase prematurely, resulting in replicative stress that may be synthetically lethal with WEE1 inhibition. We are conducting research to expand our list of proprietary potential biomarkers for WEE1 inhibition that could increase potential market opportunities for APR-1051, if approved.

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

APR-1051 Exhibits Strong Tumor Control in CCNE1-Overexpressing CDX Model

Tumor Growth Inhibition
OVCAR-3

Vehicle
APR-1051
Tumor volume (mm³)
1800
1600
1400
1200
1000
800
600
400
200
0
0
5
10
15
20
25
30
Time (days)

Pre-clinical studies with APR-1051
Data on file

In another preclinical study with APR-1051 in a CDX mouse model bearing OVCAR3-derived tumors, significant antitumor activity was shown in female mice (N=10) treated with 15 mg/kg on a 5-on/2-off BID schedule.

APR-1051 Suppresses Tumor Growth While Causing Little Effect on RBCs and Body Weight1

1 AACR-NCI-EORTC Meeting, Poster B323, 2024

In preclinical studies conducted in mice, APR-1051 has also demonstrated potentially favorable pharmacokinetic properties as assessed by the area under the curve, or AUC, a commonly used measure of drug exposure. Head-to-head studies of APR-1051 versus the oral ZN-c3 and AZD-1775 have not been conducted; however, data for the ZN-c3 and

AZD-1775 have been previously disclosed by Zentalis and suggest that APR-1051 may have potentially advantageous drug exposure.

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

APR-1051 Exhibits Substantially Lower Inhibition of hERG than WEE1 1

1 AACR-NCI-EORTC Meeting, Poster B323, 2024

APR-1051 Clinical Trial

In March 2024, the FDA cleared our IND application for APR-1051 (IND 169359) and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051 (a Multi-Center Evaluation of WEE1 Inhibitor in Patients with Advanced Solid Tumors, APR-1051). The study is evaluating APR-1051 for monotherapy treatment of cancers overexpressing Cyclin E, as well as harboring deleterious mutations in FBXW7 or PPP2R1A, and colorectal cancer with KRAS GLY12 and TP53 co-mutation, as well as uterine serous carcinoma regardless of biomarker status. The primary objectives of this Phase 1 study are to measure safety, dose-limiting toxicities (DLTs), maximum tolerated dose or maximum administered dose (MTD/MAD), and recommended Phase 2 dose (RP2D); secondary objectives are to evaluate pharmacokinetics and preliminary efficacy according to RECIST or PCWG3 criteria; exploratory objectives are to evaluate pharmacodynamic parameters. A total of 8 cohorts are planned for ACESOT-1051 that will evaluate doses of 10 mg to 150 mg once daily. As of March 4, 2025, we are enrolling cohort 5 for ACESOT-1051 to evaluate a subtherapeutic dose of 70 mg once daily. Active enrollment is ongoing at three sites in the U.S. (NCT06260514) with additional sites planned. Up to 79 patients are planned to be enrolled in this Phase 1 study, including up to 39 patients in the dose-escalation Part 1 and up to an additional 40 patients in the dose-optimization Part 2 of the study. We anticipate open-label safety/efficacy data to be available in the second half of 2025. We expect to complete the dose-escalation part of this study in the first half of 2026.

ACESOT-1051: Study Design

Preliminary results from the on-going clinical study indicate that APR-1051 is safe and well-tolerated:

ACESOT-1051 Clinical Trial, Safety Results

Treatment Related AEs in Patients Treated With APR-1051, as of March 4, 2025 (N=9):

ATR Inhibitors in Advanced Solid Tumors

Our second clinical-stage synthetic lethality product candidate is ATRN-119, an ATR inhibitor for patients with solid tumors having defined genetic mutations in DDR-related genes.

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

We have developed a highly potent and selective macrocyclic inhibitor of ATR, ATRN-119, that has the potential to have less toxicity to normal cells while continuing to capitalize on cancer vulnerabilities due to oncogenic stress and DDR pathway defects. We are enrolling patients into ABOYA-119, a Phase 1/2a clinical trial. We anticipate completing the dose-escalation in the second half of 2025.

ATRN-119 Potential Differentiation and Preclinical Data

Several ATR inhibitors in development by third parties have been or are currently being evaluated in clinical trials either as monotherapy or in combination regimens. In some of these studies with ATR inhibitors as monotherapy, ATR was shown to be a clinically validated target. We believe that ATRN-119 is potentially differentiated from other ATR inhibitors in its molecular structure and selectivity for ATR versus other members of the phosphatidylinositol 3-kinase-related kinase, or PIKK, family of kinases. In addition, we believe that ATRN-119 may potentially cause less hematologic toxicity compared to other ATR inhibitors.

ATRN-119 is a macrocycle and is structurally dissimilar to three oral ATR inhibitors for which chemical structures have been disclosed: AZD-6738 (AstraZeneca), BAY1895344 (Bayer), and RP-3500 (Repare). The macrocyclic structure of ATRN-119 was designed to restrict the conformational freedom of the molecule, or ability to rotate freely around certain chemical bonds, which may reduce its ability to bind off-target proteins, resulting in potentially increased tolerability, hence permitting higher efficacious drug dosing. Consistent with this hypothesis, ATRN-119 has demonstrated increased selectivity for ATR versus related members of the PIKK family of kinases, including ataxia-telangiectasia mutated (ATM), DNA-dependent protein kinase (DNA-PK) and mammalian target of rapamycin (mTOR). In preclinical studies, we have observed a high potency of ATRN-119 for inhibition of ATR, with an IC50 of approximately 4 nM, whereas the IC50 of ATRN-119 is significantly higher for off-target inhibition of ATM (>600-fold), DNA-PK (>2000-fold) and mTOR (>2000-fold). Selectivity for ATR over other kinases, including PIKKs, may potentially limit toxicity from off-target inhibition. Comprehensive in-vitro head-to-head studies of ATRN-119 versus the oral ATR inhibitors AZD-6738, BAY1895344, and RP-3500 have not been conducted, but data for these other ATR inhibitors have been reported in peer-reviewed scientific publications.

ATRN-119 Displays High Selectivity for ATR Versus Related PIKK Kinases

	On Target Cellular IC50 (nM)	Fold Difference in IC50 for Off-Target PIKK Inhibition
	ATR	ATM	DNA-PK	mTOR
Aprea: ATRN-119(1)	4	> 600x	> 2000x	> 2000x
AstraZeneca: AZD-6738(2)	74	> 400x	> 400x	70 – 310x
Bayer: BAY1895344(3)	36	39x	9x	61x
Repare: RP-3500(4)	0.33	> 20000x	> 20000x	30x

1)	ATRN-119 data from HCT116 – Bcl/XL cell line
2)	Foote et al (2018), J Med Chem
3)	Lücking et al (2020), J Med Chem
4)	Roulston et al (2022), Mol Cancer Ther

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

ATRN-119 Halts Tumor Progression and Causes No Obvious Toxicity in KRAS-Mutant, p53-Null CDX Model

Data from clinical trials testing the oral ATR inhibitors BAY1895344, ART0380 and RP-3500 have been presented and support preclinical observation of synthetic lethality between ATR inhibitors and ATM-deficient cancers. In addition, data from various clinical trials with oral ATR inhibitors demonstrated responses in patients with tumors having mutations in ARID1A, CDK12, RAD51C and BRCA1/2. We believe these data are encouraging and indicate that additional DDR-related mutations may be synthetic lethal with ATR inhibitors.

Although these early clinical results are encouraging, we believe that improvements in the tolerability of ATR inhibitors could provide opportunities to expand the therapeutic window and administer higher doses on a continuous daily dosing schedule to potentially improve response rates and response duration. Hematologic toxicities, specifically all-grade and higher-grade (grade ≥ 3) adverse events (AEs) of anemia, neutropenia and thrombocytopenia, have been reported with other ATR inhibitors in clinical development. In order to reduce the frequency of these hematologic AEs, some other ATR inhibitors are currently being tested using intermittent dosing schedules, such as a repeated schedule of 3 days on treatment followed by 4 days off treatment.

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

ATRN-119 Clinical Trial

We are enrolling patients into our open-label Phase 1/2a clinical trial of ATRN-119 as monotherapy in patients with advanced solid tumors having at least one mutation in a defined panel of DDR-related genes. This panel is a proprietary collection of DDR genes that, when mutated, we believe may be synthetically lethal with ATR inhibition by ATRN-119. In the ongoing monotherapy dose escalation phase (Part 1) of our trial, the primary endpoint is evaluating the tolerability and pharmacokinetics of continuous daily oral dosing of ATRN-119 using a 3+3 trial design in up to approximately 72 patients (up to 54 patients dosed once-daily and up to 18 patients dosed twice-daily). A secondary endpoint is evaluating potential initial efficacy. At completion of Part 1 we anticipate identification of a recommended Phase 2 dose that will be used in a Phase 2a cohort expansion (Part 2) to test the tolerability and potential efficacy of ATRN-119 monotherapy in up to 60 additional patients. An efficacy evaluation is performed every eight weeks. As of March 4, 2025 we have activated seven clinical sites in the United States. The first six dose cohorts of the dose-escalation part have been completed, with the seventh cohort currently enrolling. We observed preliminary signs of clinical benefit in the early stages of development, and based on the interim data from our ongoing first-in-human phase study, ATRN-119 has demonstrated the ability to be safe and well tolerated. The study was initially designed to dose patients with ATRN-119 once daily. We recently amended the study protocol to add additional groups of patients who will receive ATRN-119 twice a day (BID), beginning with 550 mg twice daily (for a total daily dose of 1,100 mg), and up to 750 mg twice daily (for a total daily dose of 1,500 mg). This strategic dose adjustment is driven by robust scientific evidence suggesting that more frequent dosing of ATRN-119 could maintain optimal therapeutic levels and potentially enhance the drug’s efficacy. Dose escalation in the ABOYA-119 trial is currently continuing with both once-daily and the twice-daily dosing schedules, that are studied independently. Under the current updated protocol, we anticipate the Phase 1 readout in the second half of 2025.

Design of Phase 1/2a Clinical Trial Testing ATRN-119 as Monotherapy and Trial Status as of March 4, 2025

As of March 4, 2025, 30 patients were enrolled to the Phase 1 escalation stage (50mg/day, 100mg/daily, 200mg/daily, 350mg/daily, 550mg/daily, 800mg/daily, 1,100mg/daily and 550mg BID). ATRN-119 was found to be safe and well tolerated, with no related serious or grade 4 adverse effects.

ATRN-119, Phase 1/2a Clinical Trial, First Seven Cohorts, Safety Results

Treatment Related AEs in Patients Treated With ATRN-119, (In ≥ 2 Patients And Any Grade ≥ 3) (N=30) As of March 4, 2025:

ATRN-119, Phase 1/2a Clinical Trial, First Seven Cohorts, Summary of Duration of Treatment

As of March 4, 2025, three stable disease patients were observed in the first seven cohorts of the dose escalation Phase 1 trial:

Study patient
007-031
006-029
005-028
003-027
005-026
006-025
002-024
005-023
003-022
002-021
003-020
003-019
001-018
004-017
003-016
003-015
004-014
003-013
004-012
003-011
003-010
003-009
002-008
003-007
002-006
002-005
003-004
003-003
002-002
001-001
7
13
21
57
11
56
14
36 Consent withdrawn
100
33
54
18 Consent withdrawn
30
55
13 Unrelated death
70 Consent withdrawn
57
5 Consent withdrawn
22
53
57
224
55
57
46
24
55
112
55
30
Dose increased to 350 mg
550 mg twice daily
1100 mg once daily
800 mg once daily
550 mg once daily
350 mg once daily
200 mg once daily
100 mg once daily
50 mg once daily
Treatment continues
Stable disease
Progressive disease
Dose limiting toxicity
0
30
60
90
120
150
180
210
240
Days on treatment
Site Key
001 - University of Pennsylvania
002 - Mary Crowley Cancer Research
003 - University Hospitals Cleveland Medical Center
004 - Yale Cancer Center
005 - NEXT San Antonio
006 - NEXT Dallas
007- NEXT Virginia
Not all data source verified

ATRN-119, Phase 1/2a Clinical Trial, PK Results

ATRN-119 Steady State Plasma Concentrations (Cycle 1 Day 7) - Near-dose Proportional Exposure Following Oral Administration:

We anticipate completing the dose-escalation in the second half of 2025 and initiating the expansion stage, Phase 2a, during the first quarter of 2026.

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

ATRN-119 + Olaparib Combination Drives Regression and No Serious Toxicity in BRCA2-deficient PDX Model

We believe that these data are supportive of future potential clinical trials to evaluate the combination of a PARP inhibitor and ATNR-119.

Inhibitors of Other DDR Targets

In addition, we also have an early preclinical program, in which a first generation, a macrocyclic lead candidate was selected, for an undisclosed DDR target. We plan to advance the preclinical development of this lead candidate by the end of 2025.

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

SCET

SCET is a medicinal chemistry cyclization approach to generate highly potent and selective enzyme inhibitors. The SCET approach enables the design and synthesis of novel conformationally constrained drug candidates with potentially higher affinity and specificity for the target enzyme. By utilizing this approach, we believe that we may have developed highly potent and specific anticancer drug candidates with decreased off-target activities.

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

Currently, we have agreements with manufacturers for the production of APR-1051 and ATRN-119 active pharmaceutical ingredients, or APIs, and drug products. We believe that these third parties have sufficient capacity to meet our current demand and, in the event they fail to meet our demand, we believe that adequate alternative sources for the supply of materials for our product candidates exist.

We expect that one or more of our current contract manufacturers will have capacity to support commercial scale production but we do not have any formal agreements in place at this time given our early stage of development. If needed, we believe we can identify and establish agreements with additional contract manufacturers to provide APIs as well as drug product. We intend to identify and qualify additional manufacturers to provide the APIs, drug product and other services pertaining to our clinical and potential future supply chains prior to seeking marketing approval for any of our product candidates.

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

With respect to our ATR inhibitor, ATRN-119, several companies are developing ATR inhibitors, including Artios Pharma, AstraZeneca, IMPACT Therapeutics, Merck KGaA and Repare Therapeutics. Several of these companies are conducting clinical trials with their ATR inhibitors as monotherapy and/or in combination with other chemotherapies and targeted agents.

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

Patent portfolio

As of December 31, 2024, our exclusively owned patent portfolio is directed toward various aspects of our product candidates and research programs.

As of December 31, 2024, the portion of our portfolio for DDR inhibitors, including our ATR and WEE1 programs, consists of 4 issued U.S. patents, 3 U.S. patent applications, 29 pending non-U.S. patent applications, and 20 non-U.S. patents. The claims of these owned patents and patent applications are directed toward composition of matter, pharmaceutical compositions and methods of use. The granted patents and pending applications, if issued, in this family are expected to expire between 2035 and 2044, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of December 31, 2024, the portion of our portfolio for p53 reactivators, including eprenetapopt, consists of 3 issued U.S. patents, 1 pending U.S. application, and approximately 80 foreign issued patents. The claims of these owned patents and patent applications are directed toward drug product formulations and methods of use. The granted patents and pending applications, if issued, in this family are expected to expire between 2025 and 2031, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with applicable FDA good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND, which must take effect before human clinical trials begin;
●	approval by an independent institutional review board, or IRB, or ethics committee, or EC, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, and other applicable regulations to establish the safety and efficacy of the proposed drug product for each proposed indication;
●	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
●	review by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

Preclinical studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from several alternative sources, including investigator-initiated trials that are not sponsored by company. Under federal law, the submission of NDAs requiring clinical data is additionally subject to an application user fee, which for federal fiscal year 2025 is $4,310,002. The sponsor of an approved NDA is also subject to annual program fees, which for fiscal year 2025 are $403,889 per eligible product.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential AEs, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Human Capital Resources and Employees

As of December 31, 2024, we had 8 full-time employees, of which 5 employees are directly engaged in research and development with the rest providing administrative, business and operations support. We also utilize outside consultants and independent contractors to supplement our full-time workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

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

Information about Our Executive Officers

The following table sets forth certain information about our executive officers as of December 31, 2024.

Name	Age	Position
Oren Gilad, Ph.D.	56	President and Chief Executive officer
John P. Hamill	60	Senior Vice President, Chief Financial Officer and Secretary

Oren Gilad, Ph.D. has served as Chief Executive Officer of Aprea Therapeutics since July 2022 and as President and a member of its Board of Directors since May 2022. He previously served as President and CEO of Atrin Pharmaceuticals, Inc., leading its transaction with Aprea Therapeutics. Dr. Gilad brings extensive experience across multiple phases of drug development. During his time at Atrin, he led development from idea through early stage into the clinical stage while securing financing to support pre-clinical and clinical development, regulatory, and intellectual property activities. Before founding Atrin in 2011, Dr. Gilad authored several high-impact scientific publications over a 13-year academic career, including one demonstrating the importance of the ATR pathway in cancer development and treatment. Dr. Gilad earned his doctorate from the University of California at Davis and his B.S. from the Hebrew University, Jerusalem, Israel.

John P. Hamill joined Aprea in January 2023 from Windtree Therapeutics where he served as Senior Vice President and Chief Financial Officer since 2020. He brings more than 30 years of financial leadership experience in the pharmaceutical, biopharmaceutical, and clinical research sectors. He has broad-based experience in financial, administrative, information technology, and facility functions, in addition to having successfully completed IPO and follow-on offerings for several pharmaceutical companies. John has also recently provided consulting services to various life science companies, headed up finance at Trevena, Inc., where he was instrumental in successfully raising equity; NephroGenex, Inc., where he actively led the IPO and subsequent financial restructuring and sale of the company; Savient Pharmaceuticals, where he led a sale process resulting in $120 million in proceeds; and PharmaNet where he successfully completed its sale for approximately $250 million, which then became known as PharmaNet Development Group, where he directed financial and administrative operations for the company. John received a B.S. in Accounting and Business and Computer Science from DeSales University and is a certified public accountant..

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

We are a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
●	We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of ATRN-119 and APR-1051, which are currently in clinical development. Our clinical trials of ATRN-119 and APR-1051 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or APR-1051 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing ATRN-119 and APR-1051 in Phase 1 clinical trials and we have not tested ATRN-119 or APR-1051 in later phase clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.

●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to conduct their operations in compliance with regulatory requirements or to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate commercial revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq Stock Market, or Nasdaq, continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $13.0 million and $14.3 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $321.0 million as of December 31, 2024. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

We have incurred net losses and utilized cash in operations since inception. In addition, as of December 31, 2024, we had approximately $22.8 million in cash and cash equivalents and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all.  Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalents as of December 31, 2024, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Annual Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

Our consolidated financial statements included in this Annual Report have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. The consolidated financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued.

Our future operations are dependent upon the successful entry into collaborations, strategic alliances, or license agreements with third parties and/or on the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that we will be successful in completing these collaborations or alliances, equity or debt financing or in achieving profitability. As such, there can be no assurance that we will be able to continue as a going concern.

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, you could lose all or part of your investment.

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

We believe that our existing cash and cash equivalents as of December 31, 2024 will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2026. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of ATRN-119 and APR-1051 and our other product candidates for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for ATRN-119, APR-1051 and our other product candidates;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

We are currently operating in a period of global economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical conflicts, natural and man-made disasters, global health emergencies and uncertainties in regulatory developments and legislative actions, which could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, uncertainty from political conditions and changing regulations, and disruption of global financial markets that may result in a recession or market correction. The financial markets and the global economy may be adversely affected by the current or anticipated impact of war, terrorism and geopolitical conflicts, including in Russia and Ukraine, the Middle East and other areas. Sanctions and enhanced export controls imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Changes in regulations and policies by the new U.S. administration and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes and other limitations on cross-border operations that impact U.S.-China relations and escalate tensions between China and Taiwan. For example, legislation such as the BIOSECURE Act, which was not enacted in 2024, has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by selected Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. In addition, the current U.S. administration has recently issued regulations to restrict direct and indirect investment by U.S. persons into companies with specified connections to China that use specific technologies of concern. Such changes in the regulations and policies by the current U.S. administration and the resulting political and economic uncertainty materially impact our operations and those of our third-party service providers and reduce our ability to access capital, which could negatively affect our liquidity and adversely affect our business and the value of our common stock.

In addition, natural and man-made disasters and global health emergencies, including pandemics and epidemics, may adversely affect the financial markets and global economy, increase inflation and result in significant business disruptions. We and our third-party services providers could be subject to the impact of natural or man-made disasters and other business disruptions, which include, but are not limited to, hurricanes, flooding, typhoons, tornados, wildfires and fires, drought, extreme heat, earthquakes, water shortages, blizzards and other extreme weather conditions, resulting in significant damage to our facilities, inventory or equipment, which could disrupt, delay or curtail our operations. Such business disruptions may also heighten the risk of power outages, telecommunications, transportation or other infrastructure failure, cybersecurity incidents or physical security breaches. The cost of insurance has increase significantly, including as a result of the impact of climate change and inflation, and we may not be able to obtain sufficient coverage at a reasonable cost to protect us against losses from such disasters and unforeseen events.

The volatile business environment or continued unpredictable and unstable market conditions may result in further deterioration of the equity and credit markets, significant volatility in commodity prices, as well as supply chain interruptions and result in an economic downturn, which would make any equity or debt financing more difficult, costly and dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce, or terminate our product development or future commercialization efforts.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns or global health emergencies or their inability to hire, retain or deploy key leadership and other personnel, could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our operations.

The ability of the FDA and other government agencies to review and approve new or modified products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Such disruptions at the FDA and other agencies may also increase the time necessary for new therapies or modifications to approved therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of ATRN-119 and APR-1051, which are in clinical development. Our clinical trials of ATRN-119 and APR-1051 may not be successful. If we are unable to obtain approval for and commercialize ATRN-119 or APR-1051 or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale. Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, ATRN-119 and APR-1051. We are investing a majority of our efforts and financial resources in the research and development of ATRN-119 and APR-1051. Our business depends entirely on the successful development and commercialization of our product candidates. We currently have no drugs approved for sale and generate no revenues from sales of any products, and we may never be able to develop a marketable product.

Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market commercially or promote any of our product candidates in the U.S. before we receive marketing approval from the FDA, and in other jurisdictions subject to marketing authorization from comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of ATRN-119 and APR-1051 will depend on several factors, including the following:

●	successful patient enrollment and timely completion of clinical trials of ATRN-119 and APR-1051;
●	successful initiation and successful patient enrollment and completion of additional clinical trials, for ATRN-119 or APR-1051 or our other product candidates;
●	our ability to demonstrate ATRN-119’s and APR-1051’s safety and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for ATRN-119 and APR-1051;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any post-marketing approval commitments or requirements imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of ATRN-119 and APR-1051 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;

●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety and efficacy profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

We do not have control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of our product candidates. If we are not successful in commercializing ATRN-119 or APR-1051, or are significantly delayed in doing so, our business will be materially harmed.

We are in the early stages of testing ATRN-119 and APR-1051 in Phase 1 clinical trials and we have not tested ATRN-119 or APR-1051 in later phase clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

We are in the early stages of testing ATRN-119 and APR-1051 in clinical trials and we have note tested ATRN-119 or APR-1051 in later phase clinical trials. The results of preclinical studies, whether or not conducted by us, may not be predictive of the results of clinical trials, and the results of the early-stage clinical trials that we are conducting today and that we may commence in the future may not be predictive of the results of the later-phase clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates ATRN-119 and APR-1051 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our current and planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their product candidates. Our current and future clinical trials for ATRN-119 and APR-1051 may not ultimately be successful or support further clinical development. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We have filed and obtained issuance of INDs for ATRN-119 and APR-1051, but we may not be able to file and obtain issuance of INDs that may be required for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that lead FDA, IRBs, or other authorities to suspend, terminate, or require changes to our clinical trials. Additionally, even if such regulatory and other authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials and changes to existing clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file and obtain issuance of INDs on the timelines we expect or to obtain regulatory clearance or approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Our success is dependent upon our ability to initiate and successfully complete clinical trials and obtain regulatory approval for and commercialization of our product candidates. We have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidate. The successful commercialization of any product candidate may require us to perform a variety of functions, including:

●	continuing to undertake preclinical development;

●	designing and obtaining approval to commence clinical trials;

●	successfully planning and enrolling subjects in clinical trials;

●	successfully completing clinical trials to obtain data that support regulatory approvals;

●	participating in regulatory approval processes;

●	formulating and manufacturing products; and

●	conducting sales and marketing activities

We have limited experience designing, conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have not completed any clinical trials as a company. Our operations to date provide a limited basis to assess our ability to develop and commercialize our product candidates.

Because of this lack of experience, any future clinical trials we may conduct may not be completed on time, if at all. Large-scale trials require significant financial and management resources, monitoring and oversight, and may require reliance on third-party clinical investigators, consultants or contract research organizations, or CROs. Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control. Failure to commence or complete, or delays in, clinical trials, could prevent us from or delay us in commercializing our product candidates.

We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials and our ability to enroll eligible patients and maintain their enrollment may be limited or may result in slower enrollment than we anticipate.

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question;
●	patients’ and clinicians’ perceived risks and benefits of the product candidate under study;
●	competing clinical trials or compassionate use programs;
●	efforts to facilitate timely enrollment in clinical trials;
●	physicians’ attitudes and practices with respect to clinical trial enrollment;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients; and
●	continued enrollment of prospective patients by clinical trial sites.

Our inability to enroll a sufficient number of patients for our clinical trials and maintain their enrollment would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Leveraging synthetic lethality in therapeutic targeting of DDR represents an emerging strategy to treat a broad spectrum of cancers, and negative perceptions of the efficacy, safety, or tolerability of this class of targets, including any that we develop, could adversely affect our ability to conduct our business, advance our product candidates or obtain regulatory approvals.

Aside from PARP inhibitors, such as Lynparza, Rubraca, Zejula and Talzenna, no synthetic lethality small molecule inhibitor therapeutics have been approved to date by the FDA. Pamiparib, a PARP inhibitor developed by Beigene, was approved in 2021 in China. Adverse events in future clinical trials of our product candidates or in clinical trials of other similar products and the resulting publicity, as well as any other adverse events in the field of synthetic lethality and DDR, or any adverse events involving other products that are perceived to be similar to DDR, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by healthcare professionals, patients and CROs in our product candidates, difficulties and delays in regulatory clearance or approval for, enrollment of patients in, and conduct of, our clinical trials, and less demand for any product that we may develop. Our pipeline of product candidates could experience a greater quantity of reportable adverse events or other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delays or holds by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our product development programs, as well as our business as a whole.

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

Adverse events or unacceptable side effects caused by, or other unexpected properties of, our product candidates could cause us, any future collaborators, an institutional review board, or IRB, ethics committee, or EC, or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in the (i) delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities, (ii) approval with significant restrictions on distribution or use or (iii) required labeling information regarding safety concerns, if approved.

In general, our clinical trials of APR-1051 and ATRN-119 will include cancer patients who are very sick and whose health is deteriorating. We expect that patients may experience adverse events, serious adverse events or may die during their participation in our future clinical trials for APR-1051 and ATRN-119 or other product candidates. We cannot predict with certainty what adverse events may occur in our clinical trials. Any adverse events, serious adverse events, or deaths occurring in our clinical trials, whether related to our product candidates or not, could affect perceptions relating to our product candidates. In addition, our previous clinical trials of eprenetapopt included cancer patients who were very sick and whose health was deteriorating, and we expect that additional clinical trials of eprenetapopt and our other product candidates would include similar patients with deteriorating health. Multiple patients in these trials have experienced adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness, fatigue, and neutropenia. Some patients in these trials have experienced serious adverse events. The most common serious adverse events include febrile neutropenia, pneumonia, sepsis, and pyrexia.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in treating specific conditions in order to obtain marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent later-stage clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

In addition, in the event that a safety issue, clinical hold, or other adverse finding occurs in one of our clinical trials, that event could adversely affect any other clinical trials for the same product candidate. Moreover, there is a relatively limited safety data set for product candidates with the same mechanism of action as APR-1051, ATRN-119 or our other product candidates. An adverse safety issue or other adverse finding in a clinical trial conducted by a third party with a similar mechanism of action could adversely affect clinical trials involving APR-1051, ATRN-119 or our other product candidates.

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

We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory authorization to commence a trial;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining institutional review board, or IRB, or ethics committee, or EC, approval at each clinical trial site;
●	recruiting suitable patients to participate in a trial;
●	the impact of any outbreak or pandemic on patient screening, patient enrollment, and follow-up;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;
●	deviations from approved clinical trial protocols that may occur;
●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	manufacturing sufficient quantities of product candidate for use in clinical trials and ensuring clinical trial material is provided to clinical sites in a timely manner; or
●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues.

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

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less safe or effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any future collaborators, to market the drug could be compromised.

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval and we, or others, discover that the drug is less safe or effective than previously believed or causes undesirable side effects that were not previously identified, a number of potentially significant negative consequences could result, including:

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

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary new drugs. We face competition with respect to ATRN-119 and our other product candidates, and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

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

There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently-approved drug therapies are branded and subject to patent protection and may be established as the standard of care for treatment of indications for which we may choose to seek regulatory approvals. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors, and, even if our product candidates were to be approved, there can be no assurance that our product candidates would displace existing treatments. In addition to currently marketed therapies, there are also a number of drugs in late-stage clinical development to treat cancer, including the indications for which we are developing product candidates. These clinical-stage product candidates may provide efficacy, safety, tolerability, convenience and other benefits that are not provided by currently-marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain regulatory approval.

We are developing ATRN-119, which is an orally bioavailable small molecule product candidate that targets Ataxia ATR protein within the DNA damage response pathway. We are aware of other product candidates that are in clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates in clinical development being tested by Artios Pharma Ltd., AstraZeneca Plc, Bayer AG, IMPACT Therapeutics, Inc., and Repare Therapeutics, Inc., among others. If ATRN-119 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action.

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

Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” Manufacturers may seek marketing approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials demonstrating safety and efficacy. Rather, the applicant generally must show that its drug is pharmaceutically equivalent to the reference listed drug, in that it has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug, and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.

The FDA may not approve an ANDA for a generic drug until any applicable period of non-patent regulatory exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of data exclusivity for a new drug containing a new chemical entity, or NCE. During the data exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year marketing exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year data exclusivity and three-year marketing exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch these generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for our drug competition that our product candidates may face from generic versions of our product candidates could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those product candidates may be substantially limited if our product candidates, if and when approved, are not afforded the appropriate periods of non-patent exclusivity.

Even if we obtain regulatory approval of any product candidate, the approved product may be subject to post-approval studies and will remain subject to ongoing regulatory requirements. If we fail to comply, or if concerns are identified in subsequent studies, our approval could be withdrawn, and our product sales could be suspended.

If we are successful at obtaining regulatory approval for APR-1051, ATRN-119 or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. These trials may reveal side effects or other harmful effects in patients that use our products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post-market studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

Risks related to our dependence on third parties

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to conduct their operations in compliance with regulatory requirements or to meet deadlines for the completion of such trials, research and studies.

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

Our patent portfolio for our portfolio of DDR inhibitors, including our WEE1 and ATR programs, currently includes compositions of matter, pharmaceutical compositions, and methods of use patent claims. Our existing patents and any future patents we may obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies. Any failure to obtain or maintain patent protection with respect to our portfolio of DDR inhibitors could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If it is later determined that our activities or product candidates infringe, misappropriate or otherwise violate the intellectual property of third parties we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

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

Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art, including our own previously filed patent applications and scientific publications, allow our inventions to be patentable over the prior art. We are aware of certain scientific publications by our inventors and other third parties that disclose subject matter relating to certain of our patents, that may be used by third parties to challenge the validity and enforceability of our patents and patent applications. If such third parties are successful, we could lose valuable patent rights. In the United States, an inventor’s own publication cannot be used as prior art to the inventor’s patent application on the same subject matter when published less than one year before the effective filing date of the patent application. Such a publication may be considered prior art in certain jurisdictions that do not provide such a grace period. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, certain of these parties have and others may in the future breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

If a third party claims that we infringe its intellectual property rights, we may face a number of issues even if we believe such claims are without merit, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate, may divert our management’s attention from our core business and may impact our reputation;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates or from using our proprietary technologies, unless the third party licenses its patent rights to us, which it is not required to do;
●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates or such license is only available on a non-exclusive basis; and
●	redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Our total net deferred tax assets as of December 31, 2024 were $50.2 million. Of that amount, $22.8 million relates to gross deferred tax assets in Aprea AB. Our anticipated activities are also expected to result in future significant net operating losses in the United States and Sweden resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $50.2 million on our net deferred tax assets as of December 31, 2024, because, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Sweden or the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

As of December 31, 2024, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 39.1% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

As of January 1, 2025, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Act of 2012, of the JOBS Act. However, we remain a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We continue to incur increased costs as a result of operating as a public company as we become subject to additional laws, regulations and listing exchange standards, and our management will continue to be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we no longer are a “smaller reporting company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2024, we had outstanding 5,481,055 shares of common stock. In addition, 28,112 shares of common stock are issuable upon the conversion of preferred stock.

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

Item 2. Properties

We have a facility in Doylestown, Pennsylvania which consists of office and laboratory space of approximately 1,550 square feet under an operating lease agreement that expires in October 2025. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate any potential expansion of our operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is listed on the Nasdaq Capital Market under the symbol "APRE".

As of March 25, 2025, we had approximately 188 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Unregistered sales of equity securities

On March 11, 2024, we entered into a securities purchase agreement with certain purchasers, or the Purchasers, pursuant to which we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from us, pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, contained in Section 4(a)(2) thereof, such transaction being referred to as the Private Placement, (i) 1,687,712 shares of our common stock at a purchase price of $7.29 per share, (ii) pre-funded common stock purchase warrants to purchase an aggregate of up to 507,076 shares of our common stock at an exercise price of $0.001 per share, (iii) tranche A common stock purchase warrants to purchase up to 1,097,394 shares of our common stock at an exercise price of $7.29 per share, or the Tranche A Warrants, and (iv) tranche B common stock purchase warrants to purchase up to 1,097,394 shares of our common stock at an exercise price of $9.1125 per share, or the Tranche B Warrants. The Tranche A Warrants will be exercisable until the earlier of (i) the three-year anniversary of issuance and (ii) 30 days after we announce the recommended Phase 2 dose for ATRN-119, and, following such announcement, the daily volume weighted average price of our common stock equals or exceeds $14.58 for 30 consecutive trading days. The Tranche B Warrants will be exercisable until the earlier of (i) the five-year anniversary of issuance and (ii) 30 days after we announce the recommended Phase 2 dose for APR-1051 and, following such announcement, the daily volume weighted average price of our common stock equals or exceeds $18.225 for 30 consecutive trading days. To the extent that the exercise of a Tranche A Warrant or Tranche B Warrant would result in the holder beneficially owning greater than 4.99% (or, at the 115 election of the holder, greater than 9.99%) of our outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate gross proceeds from the issuance of common stock and warrants totaled approximately $16.0 million, before deducting placement agent fees and offering costs of approximately $1.4 million, and the gross proceeds from potential future warrant cash exercises is expected to be approximately $18.0 million. Maxim Group LLC acted as the placement agent in connection with the Private Placement.

Repurchases of equity securities by the issuer

There were no share repurchases during the year ended December 31, 2024.

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

Overview

We are a clinical-stage biopharmaceutical company focused on precision oncology through synthetic lethality. Prior to the acquisition of Atrin Pharmaceuticals Inc. (“Atrin”) in May 2022, we were engaged in the clinical development of cancer therapeutics that reactivate the mutant p53 tumor suppressor protein. Following our acquisition of Atrin, we shifted the focus of our activities to the assets acquired from Atrin. Our approach is built upon a platform of integrated discovery technologies to enrich our pipeline with novel targets in synthetic lethality and cancer treatment. Together with our expertise in small molecule drug discovery, we are applying the capabilities of our discovery platform to the development of new precision oncology therapies and the identification of patient populations most likely to benefit.

We believe that synthetic lethality has the potential to impact patients’ lives and treatment strategies for a wide range of cancer types. We aspire to become a leader in this emerging field and are establishing a pipeline of clinical and preclinical programs that we believe may have broad application to cancer treatment.

We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, the FDA cleared our IND application for APR-1051 and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051, our Phase 1 dose escalation study. We anticipate open-label safety/efficacy data to be available in the second half of 2025. We expect to complete dose-escalation in the first half of 2026.

Our second clinical-stage synthetic lethality product candidate is ATRN-119, an oral small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR. The ATR kinase is master regulator of the DNA damage response, with key roles in cell cycle control and DNA repair following replication stress. We have developed ATRN-119, the first oral macrocyclic ATR inhibitor to enter clinical trials. We are enrolling patients into ABOYA-119, a Phase 1/2a clinical trial to evaluate ATRN-119 under an IND application. The first six dose cohorts have been completed with the seventh cohort currently enrolling. The primary endpoint of this Phase 1 part is to evaluate the tolerability and pharmacokinetics of ATRN-119 when administered orally on a continuous schedule. We anticipate ATRN-119 Phase 1 readout to be available in the second half of 2025 and to determine the Recommended Phase 2 Dose (RP2D) in Q1 2026.

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

Liquidity

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $13.0 million and $14.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $321.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of December 31, 2024, we had cash and cash equivalents of $22.8 million. We believe that our existing cash and cash equivalents as of December 31, 2024 will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to accrue for research and development expenses at each balance sheet. This process involves reviewing open contract and purchase orders, communicating with our personnel and service providers to identify services that have been performed on our behalf and the level of service performed and the associated costs incurred for the services when we have not yet been invoiced. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We accrue research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of accrued research and development expenses include fees paid to:

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

We base our expenses related to preclinical studies and clinical trials on the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts are fee for service or depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. If the actual timing of the performance of services or the level of effort varies from the amount accrued, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our accrued research and development expenses to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior accruals of research and development expenses.

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

Smaller reporting company status

We are a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Results of operations

Comparison of the years ended December 31, 2024 and 2023

	Years ended December 31,
	2024	2023	Change
Grant revenue	$1,502,581	$583,231	$919,350
Operating expenses:
Research and development	9,363,537	7,627,491	1,736,046
General and administrative	6,458,699	8,427,703	(1,969,004)
Total operating expenses	15,822,236	16,055,194	(232,958)
Loss from operations	(14,319,655)	(15,471,963)	1,152,308
Other income (expense):
Interest income	1,289,144	1,224,133	65,011
Foreign currency (loss) gain	71,800	(38,926)	110,726
Total other income	1,360,944	1,185,207	175,737
Net loss	$(12,958,711)	$(14,286,756)	$1,328,045

Grant revenue

Grant revenue from the National Cancer Institute of the National Institutes of Health (“NIH”) for the years ended December 31, 2024 and 2023 was approximately $1.5 million and $0.6 million, respectively.

Research and development expenses

	Years ended December 31,
	2024	2023	Change
APR‑246	$15,325	$69,514	$(54,189)
ATRN-119	3,649,965	2,644,988	1,004,977
APR-1051	3,348,050	2,839,626	508,424
Other early‑stage development programs	270,280	360,016	(89,736)
Unallocated research and development expenses	2,079,917	1,713,347	366,570
Total research and development expenses	$9,363,537	$7,627,491	$1,736,046

Research and development expenses for the year ended December 31, 2024 were $9.4 million, compared to $7.6 million for the year ended December 31, 2023. The overall increase of $1.7 million was primarily due to the following:

●	an increase of $0.5 million related to the initiation of our second clinical trial program for APR-1051, our small molecule WEE1 inhibitor, in preparation for enrollment of first patient into ACESOT-1051, our Phase 1 dose-escalation study, in the second quarter of 2024;
●	an increase of $1.0 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, our clinical-stage oral small molecule inhibitor of ATR; and
●	an increase of $0.7 million in personnel costs primarily related to new hires and severance.

The above increases were offset, in part by:

●	a decrease of $0.3 million related to non-program consulting expense; and
●	a decrease of $0.1 million in other clinical programs.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2024 were $6.5 million, compared to $8.4 million for the year ended December 31, 2023. The decrease of $2.0 million was primarily related to:

●	a decrease of $1.7 million in personnel costs primarily related to severance expense for former executives in 2023, and lower personnel costs in 2024; and
●	a decrease of $0.4 million in insurance premiums.

Other income and expense

Foreign currency gain was $71,800 for the year ended December 31, 2024 compared to a foreign currency loss of $38,926 for the year ended December 31, 2023. The change in the foreign currency of $110,726 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Interest income for the years ended December 31, 2024 and 2023 primarily consisted of interest earned on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of December 31, 2024, we had cash and cash equivalents of $22.8 million. We believe that our existing cash and cash equivalents as of December 31, 2024 will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2026. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements.

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

On November 12, 2020, we entered into a Sales Agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB. Pursuant to the terms of the Sales Agreement, we were able, from time to time, in our sole discretion, to issue and sell through SVB, acting as sales agent, up to $50.0 million of shares of our common stock. The Sales Agreement has been terminated and is no longer effective. During the year ended December 31, 2023, we issued and sold 26,302 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $0.3 million.

On January 26, 2024, we filed a shelf registration statement, or the 2024 Shelf Registration Statement, with the SEC for issuance of up to $150 million, including a prospectus for the sale of $1.0 million under the ATM Agreement, as discussed below, which was declared effective on February 2, 2024. We subsequently filed a prospectus supplement to the 2024 Shelf Registration Statement for the sale of up to $2.0 million of shares of our common stock pursuant to the ATM Agreement.

On January 26, 2024, we entered into an At the Market Offering Agreement, or the ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the ATM Agreement and the prospectus supplement filed in connection therewith, we may, from time to time, in our sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $2.0 million of shares of our common stock. We have not made any sales under the ATM Agreement to date. In March 2024, we terminated the ATM agreement with HCW.

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

On November 8, 2024, we entered into an At the Market Offering Agreement, or the 2024 ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, we may, from time to time, in our sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of our common stock. During the year ended December 31, 2024, we issued and sold 41,152 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $0.1 million.

In the future, we may periodically offer securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2024 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(13,556,718)	$(12,177,608)
Investing activities	(15,478)	(93,093)
Financing activities	14,821,895	5,139,990
Change in cash and cash equivalents	$1,249,699	$(7,130,711)

Operating activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $13.6 million for the year ended December 31, 2024 compared to $12.2 million for the year ended December 31, 2023. The increase in net cash used in operating activities of $1.4 million was primarily attributable to a change in operating assets and liabilities of $2.7 million, partially offset by a decrease in our net loss of $0.8 million.

Investing activities

Cash used in investing activities for the years ended December 31, 2024 and 2023 was $15,478 and $93,093, respectively. Cash used in investing activities represented the acquisition of property and equipment.

Financing activities

Net cash provided by financing activities was $14.8 million for the year ended December 31, 2024. Cash provided by financing activities was attributable to the net proceeds of $14.7 million, after deducting underwriting discounts and offering expenses of approximately $1.3 million, received from the sale of 1,687,712 shares of common stock, 507,076 pre-funded common stock purchase warrants, 1,097,394 tranche A common stock purchase warrants and 1,097,394 tranche B common stock purchase warrants in March 2024 and net proceeds of $0.1 million from the sale of 41,152 shares of common stock pursuant to at-the-market stock sales.

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

As of December 31, 2024, we had cash and cash equivalents of $22.8 million. We believe that our existing cash and cash equivalents as of the year ended December 31, 2024 will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements.

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

Contractual obligations and commitments

We have an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which is currently set to expire on October 31, 2025. Rent expense under this lease is $110,000 annually and the company has applied the short-term exception to this lease.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard.

Item 7A. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of December 31, 2024, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2024.

125

Item 8. Financial Statements and Supplementary Data

Aprea Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aprea Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aprea Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company continues to generate losses, has an accumulated deficit and its cash balance will not be sufficient to meet its projected operating expenses and capital expenditures for at least the next twelve months, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accruals for Clinical Trial Expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date, the Company records its accrued clinical trial expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants in connection with performing research and development activities, and in making that accrual, may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of contract milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and the level of service performed and the associated cost incurred for the service when an invoice has not been received. The Company’s accrual for clinical trial expenses of $1.2 million is included in accrued expenses on the December 31, 2024 consolidated balance sheet. The amounts accrued for clinical trial expenses represent the unpaid clinical trial expenses based on the information available to the Company at that time.

We identified the completeness of the accrual for clinical trial expenses as a critical audit matter due to the materiality of the contract values between the Company and certain clinical research organizations and the need to determine progress or state of completion of trials or services completed. This in turn led to significant audit effort in performing our procedures and evaluating audit evidence relating to accruals made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s accrual process, including the process of accruing the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements and contract amendments entered into with vendors in connection with conducting clinical trials, evaluating the methods used in developing the accrual for clinical trial expenses and calculating the amounts that were unpaid at the balance sheet date. We confirmed selected amounts accrued directly with the third parties involved in performing the research and development services on behalf of the Company. We made direct inquiries of financial and clinical trial client personnel regarding status and progress towards completion of clinical trials and descriptions of future commitments.  We also examined invoices issued by and payments made to service providers after the consolidated balance sheet date.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 24, 2025

Aprea Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$22,849,885	$21,606,820
Prepaid expenses and other current assets	726,254	914,275
Total current assets	23,576,139	22,521,095
Property and equipment, net	81,522	88,362
Restricted cash	40,170	40,717
Other noncurrent assets	281,662	—
Total assets	$23,979,493	$22,650,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,352,240	$1,670,369
Accrued expenses	2,008,735	2,186,262
Deferred grant revenue	—	528,974
Total current liabilities	3,360,975	4,385,605
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 56,227 shares issued and outstanding at December 31, 2024 and December 31, 2023.	1,311,063	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 5,481,055 and 3,736,673 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	5,481	3,736
Additional paid-in capital	350,971,225	335,644,204
Accumulated other comprehensive loss	(10,627,379)	(10,611,273)
Accumulated deficit	(321,041,872)	(308,083,161)
Total stockholders’ equity	19,307,455	16,953,506
Total liabilities and stockholders' equity	$23,979,493	$22,650,174

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2024	2023
Grant revenue	$1,502,581	$583,231
Operating expenses:
Research and development	9,363,537	7,627,491
General and administrative	6,458,699	8,427,703
Total operating expenses	15,822,236	16,055,194
Loss from operations	(14,319,655)	(15,471,963)
Other income (expense):
Interest income, net	1,289,144	1,224,133
Foreign currency gain (loss)	71,800	(38,926)
Total other income	1,360,944	1,185,207
Net loss	$(12,958,711)	$(14,286,756)
Other comprehensive (loss) income :
Foreign currency translation	(16,106)	12,135
Total comprehensive loss	$(12,974,817)	$(14,274,621)
Net loss per share attributable to common stockholders, basic and diluted	$(2.35)	$(3.95)
Weighted-average common shares outstanding, basic and diluted	5,509,921	3,617,607

See accompanying notes to consolidated financial statements

Aprea Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2022	56,227	$1,311,063	2,655,269	$2,655	$330,060,836	$(10,623,408)	$(293,796,405)	$25,643,678
Vesting of restricted stock units			5,102	5	(5)	—	—	—
Issuance of common stock, net	—	—	1,050,000	1,050	4,870,815	—	—	4,871,865
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	26,302	26	268,099	—	—	268,125
Stock‑based compensation	—	—	—	—	444,459	—	—	444,459
Foreign currency translation	—	—	—	—	—	12,135	—	12,135
Net loss	—	—	—	—	—	—	(14,286,756)	(14,286,756)
Balance at December 31, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,644,204	$(10,611,273)	$(308,083,161)	$16,953,506
Vesting of restricted stock units			10,518	11	(11)	—	—	—
Issuance of common stock and pre-funded warrants, net	—	—	1,687,712	1,688	14,685,802	—	—	14,687,490
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	41,152	41	134,364	—	—	134,405
Issuance of common stock to consultant	—	—	5,000	5	17,430	—	—	17,435
Stock‑based compensation	—	—	—	—	489,436	—	—	489,436
Foreign currency translation	—	—	—	—	—	(16,106)	—	(16,106)
Net loss	—	—	—	—	—	—	(12,958,711)	(12,958,711)
Balance at December 31, 2024	56,227	$1,311,063	5,481,055	$5,481	$350,971,225	$(10,627,379)	$(321,041,872)	$19,307,455

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,958,711)	$(14,286,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,318	7,052
Stock‑based compensation	489,436	444,459
Issuance of common stock to consultant	17,435	—
Foreign currency (gain) loss	(71,800)	38,926
Changes in operating assets and liabilities:
Prepaid expenses and other current and noncurrent assets	(96,674)	451,994
Accounts payable	(314,207)	827,463
Accrued expenses	(115,541)	(189,720)
Deferred grant revenue	(528,974)	528,974
Net cash used in operating activities	(13,556,718)	(12,177,608)
Cash flows from investing activities:
Purchases of property and equipment	(15,478)	(93,093)
Net cash used in investing activities	(15,478)	(93,093)
Cash flows from financing activities:
Proceeds from issuance of common stock	16,140,356	5,788,918
Common stock issuance costs	(1,318,461)	(648,928)
Net cash provided by financing activities	14,821,895	5,139,990
Change in cash, cash equivalents and restricted cash	1,249,699	(7,130,711)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,181)	(8,399)
Cash, cash equivalents and restricted cash—beginning of year	21,647,537	28,786,647
Cash, cash equivalents and restricted cash—end of period	$22,890,055	$21,647,537

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$22,849,885	$21,606,820
Restricted cash	40,170	40,717
Total cash, cash equivalents and restricted cash	$22,890,055	$21,647,537

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, clinical operations, research and development, recruiting management and technical staff, raising capital and has financed its operations through the issuance of convertible preferred stock and common stock.

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

The Company believes that the December 31, 2024 cash balance of approximately $22.8 million will not be sufficient to meet our currently projected operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements. The Company is in the process of seeking additional equity financing. In the event that additional funds are not available, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

Use of estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates. Significant items subject to such estimates and assumptions include, but not limited to, stock-based compensation and accounting for research and development costs.

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

Restricted cash— The Company has restricted cash of approximately $40,170 and $40,717 as of December 31, 2024 and 2023, respectively, that is securing the Company’s credit card program.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

Included within weighted average common shares outstanding for the year ended December 31, 2024 are 507,076 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2024	2023
Convertible preferred stock (as converted)	28,112	28,112
Options to purchase common stock	715,620	596,466
Warrants to purchase common stock	2,194,788	—
Unvested restricted stock units	29,712	23,870
Total shares of common stock equivalents	2,968,232	648,448

Segment Information—The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level considering the nature of the Company’s product candidates and services, class of customers and the regulatory environment in which the Company operates. Accordingly, the Company’s CODM manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term strategic goals. In making these decisions, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, and allocating resources. The CODM performs this assessment based on the Company’s consolidated net loss. Through this analysis, the CODM assesses performance by comparing actual net loss versus the budget and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported on the consolidated balance sheets as total assets. Other segment items included in consolidated net loss are interest income and foreign currency gain (loss), which are reflected in the consolidated statements of operations and comprehensive loss.

Recently issued accounting pronouncements—From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.

Recently adopted accounting pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ended December 31, 2024 and it did not have a material impact on the Company’s consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

3. Property and equipment

Property and equipment consist of the following:

	December 31,
	2024	2023
Lab equipment	$148,704	$133,226
Computer equipment	5,258	5,258
Property and equipment, at cost	153,962	138,484
Less accumulated depreciation and amortization	(72,440)	(50,122)
Property and equipment—net	$81,522	$88,362

Depreciation expense for the years ended December 31, 2024 and 2023 was $22,318 and $7,052, respectively.

4. Leases

The Company is party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2024 and 2023 was $91,179 and $79,991, respectively, which is included in operating expenses.

The Company has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was amended in October 2024 and is currently set to expire on October 31, 2025. Rent expense under this lease is $110,000 annually and the Company has applied the short-term exception to this lease. The Company has no lease obligations beyond October 2025.

5. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2024	2023
Professional fees	$143,765	$138,601
Compensation, severance and benefits	465,015	1,016,960
Research and development	1,243,975	856,575
Other	155,980	174,126
Total accrued expenses	$2,008,735	$2,186,262

6. Income taxes

The components of net loss are as follows:

	Year ended December 31,
	2024	2023
Foreign	$(218,261)	$(365,750)
Domestic	(12,740,450)	(13,921,006)
Net loss	$(12,958,711)	$(14,286,756)

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate:

	Year ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Permanent differences	(0.1)%	—%
Section 162(m) limitation	—%	10.3%
Changes in valuation allowance	(19.7)%	(31.1)%
Other	(1.2)%	(0.2)%
Effective income tax rate	—%	—%

Significant components of the Company’s deferred taxes as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$41,058,034	$41,784,757
Stock compensation	4,051,018	3,955,371
Amortization	39,412	56,882
Capitalized research and development costs	4,850,529	3,487,955
Fixed Assets	981	3,574
Accrued Expenses	165,558	155,320
Gross deferred tax assets	50,165,532	49,443,859
Valuation allowance	(50,165,532)	(49,443,859)
Total deferred tax assets	$—	$—

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2024 and 2023. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2024, the Company has $110.7 million, $68.3 million, and $73.1million of foreign, federal and state net operating loss carryforwards, respectively, that expire at various dates through 2037. Certain of these foreign, federal and state net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization.

The valuation allowance increased in 2024 and 2023 by $0.7 million and $5.8 million, respectively due to the increase in the deferred tax assets by the same amounts; primarily due to net operating loss carryforwards. Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the U.S. Internal Revenue Code and Sweden tax law, certain changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income. For U.S. and Swedish income tax purposes, the Company has not completed a study to assess whether a change of control has occurred or whether there have been changes of control since the Company’s formation due to the complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize U.S. or Swedish net operating losses or other tax attribute carryforwards in the future. For Swedish income tax purposes, the Company’s net operating losses may be subject to limitations in accordance with the country’s group contribution restriction laws.

The Company files tax returns in Sweden, the United States, Massachusetts and Pennsylvania. Income tax returns prior to 2021 in the United States and Massachusetts are no longer subject to examination and income tax returns prior to 2018 are no longer subject to examination in Sweden. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2024 and 2023, the Company had approximately $0.1 million and $0.1 million of liabilities, respectively, related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2024 and 2023.

For tax years beginning after January 1, 2022, U.S. Corporations are now mandated to capitalize direct research and development costs and costs deemed incidental to research under Section 174 of the tax code. For the years ended December 31, 2024 and 2023 the Company has capitalized approximately $10.0 million and $7.8 million, respectively, of costs deemed direct or incidental to research and development.

7. Stockholders’ equity

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

Series A Preferred Stock

As of December 31, 2024, a total of 56,227 shares of Series A Preferred Stock remained outstanding, which are convertible into 28,112 shares of common stock.

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

Shelf Registration Statement

On November 12, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $350.0 million (the “2020 Shelf Registration Statement”). On November 30, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC and on November 30, 2023 the 2020 Shelf Registration Statement expired. The 2023 Shelf Registration Statement included an at-the-market offering program with SVB Leerink LLC (the “SVB ATM Program”) and the Company filed a Prospectus Supplement dated September 2, 2022, for the sale of up to $14,744,728 of shares of the Company’s common stock pursuant to its SVB ATM Program. The Company agreed to pay a commission of 3% of

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

the gross proceeds of any common stock sold in connection with the SVB ATM Program. During the year ended December 31, 2023, the Company issued and sold 26,302 shares of common stock under the SVB ATM Program resulting in net proceeds to the Company of approximately $0.3 million after deducting approximately $8,000 in issuance costs. The SVB ATM Program was terminated and is no longer effective.

In February 2023, the Company issued and sold 1,050,000 shares of common stock at a public offering price of $5.25 per share pursuant to the 2020 Shelf Registration Statement resulting in net proceeds to the Company of approximately $4.9 million, after deducting underwriting discounts and offering expenses of approximately $0.6 million.

On January 26, 2024, the Company filed a new shelf registration statement (the “2024 Shelf Registration Statement”) with the SEC for issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $150.0 million, including a prospectus for the sale of $1.0 million of shares of common stock under the ATM Agreement, as discussed below, which was declared effective on February 2, 2024. The Company subsequently filed a prospectus supplement to the 2024 Shelf Registration Statement for the sale of up to $2.0 million of shares of common stock pursuant to the ATM Agreement. On January 26, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainright & Co., LLC (“HCW”). Pursuant to the ATM Agreement and the prospectus supplement filed in connection therewith, the Company was able, from time to time, in its sole discretion, to issue and sell through HCW, acting as sales agent and/or principal, up to $2.0 million of shares of common stock. The Company has not made any sales under the ATM Agreement to date. In March 2024, the Company terminated the ATM Agreement with HCW.

On November 8, 2024, the Company filed a prospectus supplement to the 2024 Shelf Registration Statement with the SEC for the sale of up to $3.0 million pursuant to the 2024 ATM Agreement, as discussed below. On November 8, 2024, the Company entered into an At the Market Offering Agreement (the “2024 ATM Agreement”) with HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, the Company may, from time to time, in its sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of common stock. During the year ended December 31, 2024 , the Company issued and sold 41,152 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $0.1 million after deducting approximately $6,000 in issuance costs.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

approximately $1.3 million. The gross proceeds from potential future warrant cash exercises are expected to be up to approximately $18.0 million, before deducting placement agent fees. In April 2024, we registered on Form S-3 the resale of the Shares, the Pre-Funded Shares and the shares underlying the Tranche A Warrants and Tranche B Warrants.

The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments within additional paid-in capital. As of December 31, 2024, none of the warrants to purchase Pre-Funded Shares, Tranche A Warrants or Tranche B Warrants have been exercised.

8. Equity Incentive Plan

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

The Board of Directors has the discretion to provide for accelerated vesting under the 2019 Plan. At December 31, 2024, there were 75,589 shares available for future grant under the 2019 Plan.

The Company recorded stock-based compensation expense of $0.5 million and $0.4 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $0.8 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The fair value of each option award is estimated on the date of grant using Black-Scholes, with the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of similar public companies. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the option was used for the expected life of options granted to non-employee. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the expected life of the option is based upon the implied yield on a U.S. Treasury security in effect at the time of grant.

The assumptions used in Black-Scholes are as follows:

	Year ended December 31,
	2024	2023
Expected volatility	83.8%-92.3%	84.8%-91.6%
Risk‑free rate	4.18%-4.64%	3.41%-4.73%
Expected dividend yield	0%	0%
Expected term in years	5.50 - 10.00	5.50 - 10.00

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

A summary of option activity under the Plan during the years ended December 31, 2024 and 2023 are as follows:

		Weighted‑	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price per	contractual	intrinsic
	options	share	term (in years)	value
Outstanding at December 31, 2022	480,274	$89.49	6.8	$
Granted	123,062	5.68
Cancelled/Forfeited	(6,870)	21.80
Outstanding at December 31, 2023	596,466	$72.95	6.2	$45,825
Granted	147,340	5.79
Cancelled/Forfeited	(28,186)	5.36
Outstanding at December 31, 2024	715,620	$61.79	6.1	$—
Exercisable at December 31, 2024	516,242	$83.26	5.0	$—
Vested or expected to vest at December 31, 2024	715,620	$61.79	6.1	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2024 and 2023, was $4.53 and $4.35, per share, respectively.

Restricted Stock Units

During the year ended December 31, 2024, the Company granted the following RSU’s:

●	a total of 16,820 RSUs to executive officers of the Company which vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date, 6,730 of which were canceled prior to vesting.
●	a total of 6,270 RSUs to non-employee directors of the Company which vest on the one-year anniversary of the grant date.

During the year ended December 31, 2023, the Company granted the following RSU’s:

●	a total of 17,493 RSUs to executive officers of the Company which vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date.
●	a total of 3,000 RSUs to non-employee directors of the Company which vest on the one-year anniversary of the grant date.

As of December 31, 2024, there was $0.2 million of unrecognized compensation cost related to RSUs granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

The following table shows restricted stock unit activity during the year ended December 31, 2024:

		Weighted‑
		average
		grant date
	Shares	fair value
Outstanding at December 31, 2022	12,734	$21.80
Granted	20,493	8.81
Vested	(5,102)	21.80
Cancelled/Forfeited	(4,255)	21.80
Outstanding at December 31, 2023	23,870	$10.00
Granted	23,090	5.56
Vested	(10,518)	5.08
Cancelled/Forfeited	(6,730)	5.25
Outstanding at December 31, 2024	29,712	$7.83

9. Commitments and contingencies

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2024 and 2023, and, to its knowledge, no material legal proceedings are currently pending or threatened. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2024, the Company has not recorded a provision for any contingent losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer a smaller reporting company with annual revenues of less than $100 million and a public float of less than $700 million.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three (3) months ended December 31, 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act and/or any non-Rule 10b5-1 trading arrangement.

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

(3) Exhibits

List of Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Aprea Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 7, 2019)

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Aprea Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 13, 2023)

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 17, 2022)

3.4

Amended and Restated Bylaws of Aprea Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020)

4.1

Description of Aprea Therapeutics, Inc. Common Stock, $0.001 par value (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 16, 2021)

4.2	Form of Pre-Funded Warrant (March 2024 Offering) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-k filed on March 12, 2024).

4.3	Form of Tranche A Warrant (March 2024 Offering) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-k filed on March 12, 2024).

4.4	Form of Tranche B Warrant (March 2024 Offering) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-k filed on March 12, 2024).

10.1+	Form of 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-233662)).

10.2+	Form of 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-233662))

10.3*+	Form of 2019 Equity Incentive Plan Stock Option Agreement

10.4*+	Form of 2019 Equity Incentive Plan Stock Option Award Notice

10.5*+	Form of 2019 Equity Incentive Plan Restricted Stock Unit Award Agreement

10.6*+	Form of 2019 Equity Incentive Plan Restricted Stock Unit Award Notice

10.7†	Service Agreement, between Aprea AB and Syngene International Private Limited (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-233662))

Exhibit
Number	Description of Document

10.8

Amended and Restated Registration Rights Agreement by and among Aprea Therapeutics, Inc. and the shareholders party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-233662))

10.9

Form of Registration Rights Agreement, by and among Aprea Therapeutics, Inc. and certain securityholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2022)

10.10+

Form of Indemnification Agreement between Aprea Therapeutics, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-233662))

10.11+	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-233662))

10.12+	Employment Agreement between Aprea Therapeutics, Inc. and Oren Gilad (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on March 30, 2023)

10.13+	Employment Agreement between Aprea Therapeutics, Inc. and John P. Hamill (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 30, 2023)

10.14†

Master Manufacturing and Supply Agreement, between Aprea Therapeutics AB and Siegfried Hameln GmbH (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-233662))

10.15+	Atrin Pharmaceuticals LLC 2016 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-265411))

10.16+	Amendment No. 1 to the 2016 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-265411))

10.17

Form of Registration Rights Agreement dated as of March 11, 2024 by and between Aprea Therapeutics Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2024)

10.18*+	Amendment to Employment Agreement between Aprea Therapeutics, Inc. and John P. Hamill

19	Aprea Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed on March 26, 2024)

21.1	Subsidiaries of Aprea Therapeutics, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 26, 2024)

23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Aprea Therapeutics, Inc. Policy for Recovery of Erroneously Awarded Incentive Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed on March 26, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.
+	Indicates a management contract or compensatory plan.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2025.

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

Signature	Title	Date

/s/ OREN GILAD	Chief Executive Officer and President (Principal Executive Officer)	March 25, 2025
Oren Gilad, Ph.D.

/s/ JOHN P. HAMILL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2025
John P. Hamill

/s/ JEAN-PIERRE BIZZARI	Director	March 25, 2025
Jean-Pierre Bizzari, M.D.

/s/ MARC DUEY	Director	March 25, 2025
Marc Duey

/s/ MICHAEL GRISSINGER	Director	March 25, 2025
Michael Grissinger

/s/ GABRIELA GRUIA	Director	March 25, 2025
Gabriela Gruia, M.D.

/s/ JOHN B. HENNEMAN, III	Director	March 25, 2025
John B. Henneman, III.

/s/ RIFAT PAMUKCU.	Director	March 25, 2025
Rifat Pamukcu, M.D.

/s/ RICHARD PETERS	Director	March 25, 2025
Richard Peters, M.D., Ph.D.

/s/ BERND R. SEIZINGER	Director	March 25, 2025
Bernd R. Seizinger, M.D., Ph.D.