Form 10-Q
period 2025-03-31
Aprea Therapeutics, Inc.
filed 2025-05-14
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(215) 948-4119

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

There were 5,531,373 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 13, 2025.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2025

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

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report, in Part I and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$19,275,721	$22,849,885
Prepaid expenses and other current assets	558,689	726,254
Total current assets	19,834,410	23,576,139
Property and equipment, net	76,093	81,522
Restricted cash	40,418	40,170
Other noncurrent assets	271,162	281,662
Total assets	$20,222,083	$23,979,493
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,281,651	$1,352,240
Accrued expenses	2,079,447	2,008,735
Total current liabilities	3,361,098	3,360,975
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 56,227 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,311,063	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 5,512,656 and 5,481,055 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5,513	5,481
Additional paid-in capital	351,145,676	350,971,225
Accumulated other comprehensive loss	(10,626,736)	(10,627,379)
Accumulated deficit	(324,974,531)	(321,041,872)
Total stockholders’ equity	15,549,922	19,307,455
Total liabilities and stockholders' equity	$20,222,083	$23,979,493

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Grant revenue	$162,463	$380,569
Operating expenses:
Research and development	2,483,066	1,600,373
General and administrative	1,764,979	1,929,866
Total operating expenses	4,248,045	3,530,239
Loss from operations	(4,085,582)	(3,149,670)
Other income (expense):
Interest income, net	204,726	283,403
Foreign currency (loss) gain	(51,803)	56,176
Total other income	152,923	339,579
Net loss	$(3,932,659)	$(2,810,091)
Other comprehensive income (loss) :
Foreign currency translation	643	(15,083)
Total comprehensive loss	(3,932,016)	(2,825,174)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.67)
Weighted-average common shares outstanding, basic and diluted	5,993,866	4,198,326

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance, December 31, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,644,204	$(10,611,273)	$(308,083,161)	$16,953,506
Issuance of common stock and pre-funded warrants, net	—	—	1,687,712	1,688	14,708,017	—	—	14,709,705
Vesting of restricted stock units			5,830	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	85,830	—	—	85,830
Foreign currency translation	—	—	—	—	—	(15,083)	—	(15,083)
Net loss	—	—	—	—	—	—	(2,810,091)	(2,810,091)
Balance, March 31, 2024	56,227	$1,311,063	5,430,215	$5,430	$350,438,045	$(10,626,356)	$(310,893,252)	$28,923,867

Balance, December 31, 2024	56,227	$1,311,063	5,481,055	$5,481	$350,971,225	$(10,627,379)	$(321,041,872)	$19,307,455
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	22,406	23	55,826	—	—	55,849
Vesting of restricted stock units			9,195	9	(9)	—	—	—
Stock‑based compensation	—	—	—	—	118,634	—	—	118,634
Foreign currency translation	—	—	—	—	—	643	—	643
Net loss	—	—	—	—	—	—	(3,932,659)	(3,932,659)
Balance, March 31, 2025	56,227	$1,311,063	5,512,656	$5,513	$351,145,676	$(10,626,736)	$(324,974,531)	$15,549,922

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,932,659)	$(2,810,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,429	6,157
Stock‑based compensation	118,634	85,830
Foreign currency loss (gain)	51,803	(56,176)
Changes in operating assets and liabilities:
Prepaid expenses and other current and noncurrent assets	181,044	213,641
Accounts payable	(71,935)	(350,256)
Accrued expenses	16,521	(644,427)
Deferred grant revenue	—	(380,569)
Net cash used in operating activities	(3,631,163)	(3,935,891)
Cash flows from investing activities:
Purchases of property and equipment	—	(7,978)
Net cash used in investing activities	—	(7,978)
Cash flows from financing activities:
Proceeds from issuance of common stock	59,234	15,999,598
Common stock issuance costs	(3,385)	(1,289,893)
Net cash provided by financing activities	55,849	14,709,705
Change in cash, cash equivalents and restricted cash	(3,575,314)	10,765,836
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,398	(2,414)
Cash, cash equivalents and restricted cash—beginning of year	22,890,055	21,647,537
Cash, cash equivalents and restricted cash—end of period	$19,316,139	$32,410,959

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$19,275,721	$32,369,973
Restricted cash	40,418	40,986
Total cash, cash equivalents and restricted cash	$19,316,139	$32,410,959

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

The Company believes that the March 31, 2025 cash balance of approximately $19.3 million will not be sufficient to fund the Company’s operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements. Therefore, the Company has concluded that substantial doubt exists about its ability to continue as a going concern. The Company is in the process of seeking additional funding. In the event that additional funds are not available, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

2. Summary of significant accounting policies

The Company's complete listing of significant accounting policies are described in Note 2 to the Company's audited consolidated financial statements as of December 31, 2024 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Aprea Therapeutics AB, which was incorporated in May 2009, Aprea US, Inc., which was incorporated in June 2016 and ATR Pharmaceuticals LLC which was incorporated in May 2022. All intercompany transactions and balances have been eliminated.

Unaudited interim consolidated financial statements—The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

Use of estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates. Significant items subject to such estimates and assumptions, are used for, but not limited to, stock-based compensation and accounting for research and development costs.

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

Restricted cash— The Company has restricted cash of $40,418 and $40,170 as of March 31, 2025 and December 31, 2024, respectively, that is securing the Company’s credit card program.

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

Series A Convertible Preferred Stock—The Company classifies the Series A Preferred Stock as temporary equity outside of stockholders’ equity on the accompanying condensed consolidated balance sheets due to certain events that are not within the Company's control. The Series A Preferred Stock was recorded at fair value in May 2022.

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

Stock-based compensation—The Company measures stock options and other stock-based awards granted to employees, directors and consultants based on their fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company applies the straight-line method of expense recognition to all awards with only service based vesting conditions.

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

The Company also awards restricted stock units (“RSUs”) to certain employees and directors. RSUs are generally subject to forfeiture if employment terminates prior to the completion of the vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

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

Included within weighted average common shares outstanding for the three months ended March 31, 2025 are 507,076 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31,
	2025	2024
Convertible preferred stock (as converted)	28,112	28,112
Options to purchase common stock	715,620	596,466
Warrants to purchase common stock	2,194,788	2,194,788
Unvested restricted stock units	30,607	28,130
Total shares of common stock equivalents	2,969,127	2,847,496

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard on January 1, 2025, which will expand the Company’s disclosures beginning with its annual consolidated financial statements for the year ended December 31, 2025, but is not expected to have an impact on the consolidated financial results.

3. Leases

The Company is party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three months ended March 31, 2025 and 2024 was $23,224 and $19,998, respectively, which is included in operating expenses.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Professional fees	$165,344	$143,765
Compensation, severance and benefits	388,970	465,015
Research and development	1,338,589	1,243,975
Other	186,544	155,980
Total accrued expenses	$2,079,447	$2,008,735

5. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

As of March 31, 2025 and December 31, 2024, a total of 56,227 shares of Series A Preferred Stock remained outstanding, which are convertible into 28,112 shares of common stock.

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

Shelf Registration Statement

On January 26, 2024, the Company filed a shelf registration statement (the “2024 Shelf Registration Statement”) with the SEC for issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $150 million, including a prospectus for the sale of $1.0 million of shares of our common stock under the ATM Agreement, as defined below, which was declared effective on February 2, 2024. The Company subsequently filed a prospectus supplement to the 2024 Shelf Registration Statement for the sale of up to $2.0 million of shares of common stock pursuant to the ATM Agreement. On January 26, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“HCW”). Pursuant to the ATM Agreement and the prospectus supplement filed in connection therewith, the Company was able, from time to time, in its sole discretion, to issue and sell through HCW, acting as sales agent and/or principal, up to $2.0 million of shares of common stock. The Company did not make any sales under the ATM Agreement and in March 2024, the Company terminated the ATM Agreement with HCW.

On November 8, 2024, the Company filed a prospectus supplement to the 2024 Shelf Registration Statement with the SEC for the sale of up to $3.0 million pursuant to the 2024 ATM Agreement, as discussed below. On November 8, 2024, the Company entered into an At the Market Offering Agreement (the “2024 ATM Agreement”) with HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, the Company may, from time to time, in its sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of common stock. During the year ended December 31, 2024, the Company issued and sold 41,152 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $0.1 million after deducting approximately $6,000 in issuance costs. During the three months ended March 31, 2025, the Company

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

issued and sold 22,406 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $0.1 million after deducting approximately $3,000 in issuance costs.

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

The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments within additional paid-in capital. As of March 31, 2025 and December 31, 2024, none of the pre-funded warrants, Tranche A Warrants or Tranche B Warrants have been exercised.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $0.1 and $0.1 for the three months ended March 31, 2025 and 2024, respectively.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three months ended March 31, 2025 and 2024. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2025 and December 31, 2024, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2025 and 2024.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2025 and December 31, 2024, the Company has not recorded a provision for any contingent losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, the FDA cleared our IND application for APR-1051 and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051, our Phase 1 dose escalation study. Given the encouraging tolerability profile to date, we are in a position to accelerate dose escalation and explore higher doses, potentially improving APR-1051 therapeutic impact. We anticipate open-label safety/efficacy data to be available in the second half of 2025 and expect to complete dose-escalation in the first half of 2026.

Our second clinical-stage synthetic lethality product candidate is ATRN-119, an oral small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR. The ATR kinase is master regulator of the DNA damage response, with key roles in cell cycle control and DNA repair following replication stress. We have developed ATRN-119, the first oral macrocyclic ATR inhibitor to enter clinical trials. We are enrolling patients into ABOYA-119, a Phase 1/2a clinical trial to evaluate ATRN-119 under an IND application. Patients are currently being enrolled in once daily or twice daily dosing study arms, with encouraging progress toward characterizing ATRN-119 tolerability and pharmacokinetic profile on a continuous schedule. To further refine and optimize treatment strategies, future cohorts may also assess the potential benefits of intermittent dosing. We anticipate open-label safety/efficacy data to be available in the second half of 2025 and to determine the Recommended Phase 2 Dose (RP2D) in the first half of 2026.

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

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). We measure stock options and other stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions and apply the graded-vesting method to all awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

We also award restricted stock units (“RSUs”) to certain employees and directors. RSUs are generally subject to forfeiture if employment terminates prior to completion of the vesting restrictions. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024	Change
Grant revenue	$162,463	$380,569	$(218,106)
Operating expenses:
Research and development	2,483,066	1,600,373	882,693
General and administrative	1,764,979	1,929,866	(164,887)
Total operating expenses	4,248,045	3,530,239	717,806
Loss from operations	(4,085,582)	(3,149,670)	(935,912)
Other income:
Interest income	204,726	283,403	(78,677)
Foreign currency (loss) gain	(51,803)	56,176	(107,979)
Total other income	152,923	339,579	(186,656)
Net loss	$(3,932,659)	$(2,810,091)	$(1,122,568)

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended March 31, 2025 and 2024 was approximately $0.2 million and $0.4 million, respectively.

Research and development expenses

	Three months ended March 31,
	2025	2024	Change
APR-246	$(11,982)	$84,988	$(96,970)
ATRN-119	1,139,573	587,765	551,808
APR-1051	841,985	406,299	435,686
Other early-stage development programs	89,603	44,217	45,386
Unallocated research and development expenses	423,887	477,104	(53,217)
Total research and development expenses	$2,483,066	$1,600,373	$882,693

Research and development expenses for the three months ended March 31, 2025 were approximately $2.5 million, compared to approximately $1.6 million for the three months ended March 31, 2024. The overall increase of $0.9 million was primarily due to the following:

●	an increase of $0.4 million related to the initiation of our second clinical trial program for APR-1051, our small molecule WEE1 inhibitor, in preparation for enrollment of first patient into ACESOT-1051, our Phase 1 dose-escalation study, in the second quarter of 2024; and
●	an increase of $0.6 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, our clinical-stage oral small molecule inhibitor of ATR.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 were approximately $1.8 million, compared to approximately $1.9 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in professional fees primarily related to legal expenses.

Other income

Foreign currency loss for the three months ended March 31, 2025 was $51,803 compared to a foreign currency gain of $56,176 for the three months ended March 31, 2024. The change in the foreign currency of $107,979 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Interest income, net for the three months ended March 31, 2025 and 2024 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of March 31, 2025, we had cash and cash equivalents of $19.3 million. We believe that our existing cash and cash equivalents will not enable us to fund our operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements.

Our net losses were $3.9 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $325.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

On November 8, 2024, we entered into an At the Market Offering Agreement, or the 2024 ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, we may, from time to time, in our sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of our common stock. During the three months ended

March 31, 2025 we issued and sold 22,406 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $0.1 million. During the year ended December 31, 2024, we issued and sold 41,152 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $0.1 million.

In the future, we may periodically offer securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2024 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(3,631,163)	$(3,935,891)
Investing activities	—	(7,978)
Financing activities	55,849	14,709,705
Change in cash and cash equivalents	$(3,575,314)	$10,765,836

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $3.6 million for the three months ended March 31, 2025 compared to $3.9 million for the three months ended March 31, 2024. The decrease in cash used in operating activities of $0.3 million was primarily attributable to a change in operating assets and liabilities of $1.3 million, partially offset by a increase in our net loss of $1.1 million.

Investing activities.

No cash was used in or provided by investing activities the three months ended March 31, 2025. Cash used in investing activities of $7,978 for the three months ended March 31, 2024 was for the purchase of property and equipment.

Financing activities.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2025. Cash provided by financing activities for the three months ended March 31, 2025 was attributable to the net proceeds of approximately $0.1 million, after deducting approximately $3,000 in issuance costs, received from sales of common stock under our ATM program.

Net cash provided by financing activities of $14.7 million for the three months ended March 31, 2024 was attributable to the net proceeds of $14.7 million, after deducting underwriting discounts and offering expenses of approximately $1.3 million, received from the sale of 1,687,712 shares of common stock, 507,076 pre-funded common stock purchase warrants, 1,097,394 tranche A common stock purchase warrants and 1,097,394 tranche B common stock purchase warrants in March 2024.

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

As of March 31, 2025, we had cash and cash equivalents of $19.3 million. We believe that our existing cash and cash equivalents will not enable us to fund our operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements. Therefore, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements and continue to evaluate disclosure presentation alternatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of March 31, 2025, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below, together with the information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 25, 2025. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $3.9 million for the three months ended March 31, 2025, and $13.0 million and $14.3 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $325.0 million and $321.0 million as of March 31, 2025 and December 31, 2024, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock and private placement of our common stock and warrants in March 2024. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.*

We have incurred net losses and utilized cash in operations since inception. In addition, as of March 31, 2025, we had approximately $19.3 million in cash and cash equivalents and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all.  Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalents as of March 31, 2025, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

Our consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. The consolidated financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should we be unable to continue as a going concern within one year after the date that the financial statements are issued.

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

We believe that our existing cash and cash equivalents as of March 31, 2025 will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2026. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether future clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory authorization to commence a trial;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	obtaining institutional review board, or IRB, or ethics committee, or EC, approval at each clinical trial site;
●	recruiting suitable patients to participate in a trial;
●	the impact of any outbreak or pandemic on patient screening, patient enrollment, and follow-up;
●	developing and validating any companion diagnostic to be used in the trial, to the extent we are required to do so;
●	patients failing to comply with the clinical trial protocol or dropping out of a trial;
●	clinical trial sites failing to comply with the clinical trial protocol or dropping out of a trial;
●	deviations from approved clinical trial protocols that may occur
●	addressing any conflicts with new or existing laws or regulations;
●	the need to add new clinical trial sites;
●	manufacturing sufficient quantities of product candidate for use in clinical trials and ensuring clinical trial material is provided to clinical sites in a timely manner; or

●	obtaining advice from regulatory authorities regarding the statistical analysis plan to be used to evaluate the clinical trial data or other trial design issues.

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

There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently approved drug therapies are branded and subject to patent protection and may be established as the standard of care for treatment of indications for which we may choose to seek regulatory approvals. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors, and, even if our product candidates were to be approved, there can be no assurance that our product candidates would displace existing treatments. In addition to currently marketed therapies, there are also several drugs in late-stage clinical development to treat cancer, including the indications for which we are developing product candidates. These clinical-stage product candidates may provide efficacy, safety, tolerability, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain regulatory approval.

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

Risks related to our common stock

Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.*

As of March 31, 2025, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 50.9% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three months ended March 31, 2025, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

Exhibit Index

Exhibit
Number	Description of Document
10.1	Amendment to Employment Agreement between Aprea Therapeutics, Inc. and John P. Hamill (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2025).

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Date: May 13, 2025	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025

	By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)