Form 10-Q
period 2025-06-30
Aprea Therapeutics, Inc.
filed 2025-08-12
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 5,825,261 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 11, 2025.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned clinical trials, including for APR-1051 and ATRN-119, our ongoing and planned development, prospects for commercialization, and market uptake of our potential product candidates, the strength and breadth of our intellectual property, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape affecting our business, the extent of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,532,199	$22,849,885
Prepaid expenses and other current assets	395,011	726,254
Total current assets	16,927,210	23,576,139
Property and equipment, net	70,665	81,522
Restricted cash	40,673	40,170
Other noncurrent assets	271,162	281,662
Total assets	$17,309,710	$23,979,493
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,195,838	$1,352,240
Accrued expenses	1,971,830	2,008,735
Total current liabilities	3,167,668	3,360,975
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 31,194 and 56,227 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	727,361	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 5,752,175 and 5,481,055 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5,752	5,481
Additional paid-in capital	352,250,747	350,971,225
Accumulated other comprehensive loss	(10,628,417)	(10,627,379)
Accumulated deficit	(328,213,401)	(321,041,872)
Total stockholders’ equity	13,414,681	19,307,455
Total liabilities and stockholders' equity	$17,309,710	$23,979,493

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Grant revenue	$118,111	$561,574	$280,574	$942,143
Operating expenses:
Research and development	1,912,213	2,557,679	4,395,279	4,158,052
General and administrative	1,593,671	1,850,819	3,358,650	3,780,685
Total operating expenses	3,505,884	4,408,498	7,753,929	7,938,737
Loss from operations	(3,387,773)	(3,846,924)	(7,473,355)	(6,996,594)
Other income (expense):
Interest income, net	178,027	382,374	382,753	665,777
Foreign currency (loss) gain	(29,124)	(5,502)	(80,927)	50,674
Total other income	148,903	376,872	301,826	716,451
Net loss	$(3,238,870)	$(3,470,052)	$(7,171,529)	$(6,280,143)
Other comprehensive loss:
Foreign currency translation	(1,681)	(1,948)	(1,038)	(17,031)
Total comprehensive loss	$(3,240,551)	$(3,472,000)	$(7,172,567)	$(6,297,174)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.58)	$(1.19)	$(1.24)
Weighted-average common shares outstanding, basic and diluted	6,083,329	5,937,291	6,038,845	5,067,809

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance, December 31, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,644,204	$(10,611,273)	$(308,083,161)	$16,953,506
Issuance of common stock and pre-funded warrants, net	—	—	1,687,712	1,688	14,708,017	—	—	14,709,705
Vesting of restricted stock units			5,830	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	85,830	—	—	85,830
Foreign currency translation	—	—	—	—	—	(15,083)	—	(15,083)
Net loss	—	—	—	—	—	—	(2,810,091)	(2,810,091)
Balance, March 31, 2024	56,227	$1,311,063	5,430,215	$5,430	$350,438,045	$(10,626,356)	$(310,893,252)	$28,923,867
Issuance of common stock, net	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Issuance costs	—	—	—	—	(21,060)	—	—	(21,060)
Stock‑based compensation	—	—	—	—	128,488	—	—	128,488
Foreign currency translation	—	—	—	—	—	(1,948)	—	(1,948)
Net loss	—	—	—	—	—	—	(3,470,052)	(3,470,052)
Balance, June 30, 2024	56,227	$1,311,063	5,430,215	$5,430	$350,545,473	$(10,628,304)	$(314,363,304)	$25,559,295

Balance, December 31, 2024	56,227	$1,311,063	5,481,055	$5,481	$350,971,225	$(10,627,379)	$(321,041,872)	$19,307,455
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	22,406	23	55,826	—	—	55,849
Vesting of restricted stock units			9,195	9	(9)	—	—	—
Stock‑based compensation	—	—	—	—	118,634	—	—	118,634
Foreign currency translation	—	—	—	—	—	643	—	643
Net loss	—	—	—	—	—	—	(3,932,659)	(3,932,659)
Balance, March 31, 2025	56,227	$1,311,063	5,512,656	$5,513	$351,145,676	$(10,626,736)	$(324,974,531)	$15,549,922
Conversion of preferred stock to common stock	(25,033)	(583,702)	12,516	12	583,690	—	—	583,702
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	220,733	221	384,658	—	—	384,879
Vesting of restricted stock units			6,270	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	136,729	—	—	136,729
Foreign currency translation	—	—	—	—	—	(1,681)	—	(1,681)
Net loss	—	—	—	—	—	—	(3,238,870)	(3,238,870)
Balance, June 30, 2025	31,194	$727,361	5,752,175	$5,752	$352,250,747	$(10,628,417)	$(328,213,401)	$13,414,681

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,171,529)	$(6,280,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,857	11,461
Stock‑based compensation	255,363	214,318
Foreign currency loss (gain)	80,927	(50,674)
Changes in operating assets and liabilities:
Prepaid expenses and other current and noncurrent assets	347,749	(223,296)
Accounts payable	(161,605)	(703,473)
Accrued expenses	(123,679)	(67,470)
Deferred grant revenue	—	(478,235)
Net cash used in operating activities	(6,761,917)	(7,577,512)
Cash flows from investing activities:
Purchases of property and equipment	—	(15,478)
Net cash used in investing activities	—	(15,478)
Cash flows from financing activities:
Proceeds from issuance of common stock	459,019	15,999,598
Common stock issuance costs	(18,291)	(1,310,953)
Net cash provided by financing activities	440,728	14,688,645
Change in cash, cash equivalents and restricted cash	(6,321,189)	7,095,655
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,006	(7,238)
Cash, cash equivalents and restricted cash—beginning of year	22,890,055	21,647,537
Cash, cash equivalents and restricted cash—end of period	$16,572,872	$28,735,954

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$16,532,199	$28,694,694
Restricted cash	40,673	41,260
Total cash, cash equivalents and restricted cash	$16,572,872	$28,735,954

Non-cash investing and financing activities:
Conversion of Series A convertible preferred stock to common stock	$583,702	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on precision oncology through synthetic lethality. The Company began principal operations in 2006 and is headquartered in Doylestown, Pennsylvania. The Company’s two clinical programs are a next-generation oral inhibitor of the WEE1 kinase, APR-1051, and our novel oral macrocyclic ATR inhibitor, ATRN-119. Both programs are the cornerstones of our pipeline of synthetic lethality-based cancer therapeutics and were internally discovered, developed, and evaluated by our dedicated team of chemists, scientists, and clinicians.

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

The Company believes that the June 30, 2025 cash balance of approximately $16.5 million will not be sufficient to fund the Company’s operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements. Therefore, the Company has concluded that substantial doubt exists about its ability to continue as a going concern. The Company is in the process of seeking additional funding. In the event that additional funds are not available, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Foreign currency and currency translation—The functional currency for Aprea Therapeutics AB is the Swedish Krona. Assets and liabilities of Aprea Therapeutics AB are translated into United States dollars at the exchange rate in effect on the balance sheet date. Operating expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a cumulative translation adjustment, which is included in the condensed consolidated statements of convertible preferred stock and stockholders’ equity as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other income, net in the condensed consolidated statements of operations and comprehensive loss as incurred.

Cash and cash equivalents— The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted cash— The Company has restricted cash of $40,673 and $40,170 as of June 30, 2025 and December 31, 2024, respectively, that is securing the Company’s credit card program.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Included within weighted average common shares outstanding for the three and six months ended June 30, 2025 are 507,076 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six months ended June 30,
	2025	2024
Convertible preferred stock (as converted)	15,596	28,112
Options to purchase common stock	815,723	734,131
Warrants to purchase common stock	2,194,788	2,194,788
Unvested restricted stock units	32,697	41,130
Total shares of common stock equivalents	3,058,804	2,998,161

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

3. Leases

The Company is party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

all leases of one year or less. Rent expense for the three months ended June 30, 2025 and 2024 was $23,336 and $19,997, respectively, which is included in operating expenses. Rent expense for the six months ended June 30, 2025 and 2024 was $46,560 and $39,995, respectively, which is included in operating expenses.

The Company has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was amended in October 2024 and is currently set to expire on October 31, 2025. Rent expense under this lease is $110,000 annually and the Company has applied the short-term exception to this lease. The Company has no lease obligations beyond October 2025.

4. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Professional fees	$174,690	$143,765
Compensation, severance and benefits	420,640	465,015
Research and development	1,238,072	1,243,975
Other	138,428	155,980
Total accrued expenses	$1,971,830	$2,008,735

5. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

As of June 30, 2025, a total of 31,194 shares of Series A Preferred Stock remained outstanding, which are convertible into 15,596 shares of common stock. As of December 31, 2024, a total of 56,227 shares of Series A Preferred Stock remained outstanding, which were convertible into 28,112 shares of common stock. In April 2025, a total of 25,033 shares of Series A Preferred stock were converted into 12,516 shares of common stock.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

stock. The Company did not make any sales under the ATM Agreement and in March 2024, the Company terminated the ATM Agreement with HCW.

On November 8, 2024, the Company filed a prospectus supplement to the 2024 Shelf Registration Statement with the SEC for the sale of up to $3.0 million pursuant to the 2024 ATM Agreement, as discussed below. On November 8, 2024, the Company entered into an At the Market Offering Agreement (the “2024 ATM Agreement”) with HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, the Company may, from time to time, in its sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of common stock. During the year ended December 31, 2024, the Company issued and sold 41,152 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $0.1 million after deducting approximately $6,000 in issuance costs. During the three months ended June 30, 2025, the Company issued and sold 220,733 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $0.4 million after deducting approximately $15,000 in issuance costs. During the six months ended June 30, 2025, the Company issued and sold 243,139 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $0.4 million after deducting approximately $18,000 in issuance costs.

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

The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments within additional paid-in capital. As of June 30, 2025 and December 31, 2024, none of the pre-funded warrants, Tranche A Warrants or Tranche B Warrants have been exercised.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $0.1 and $0.1 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense of $0.3 and $0.2 for the six months ended June 30, 2025 and 2024, respectively.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and six months ended June 30, 2025 and 2024. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

As of June 30, 2025 and December 31, 2024, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2025 and 2024.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2025 and December 31, 2024, the Company has not recorded a provision for any contingent losses.

8. Subsequent Events

On July 4, 2025, subsequent to the end of the Company’s second quarter, the “One Big Beautiful Bill Act” (OBBBA) was enacted into law. The legislation includes a number of significant tax-related provisions, including changes affecting corporate tax incentives, international tax provisions, and various business credits and deductions.

Pursuant to ASC 740, Income Taxes, the Company will recognize the effects of the OBBBA in the third fiscal quarter of 2025, the period in which the legislation was enacted. The Company is currently evaluating the potential impact of the OBBBA on its financial statements.

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

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	Change
Grant revenue	$118,111	$561,574	$(443,463)
Operating expenses:
Research and development	1,912,213	2,557,679	(645,466)
General and administrative	1,593,671	1,850,819	(257,148)
Total operating expenses	3,505,884	4,408,498	(902,614)
Loss from operations	(3,387,773)	(3,846,924)	459,151
Other income:
Interest income, net	178,027	382,374	(204,347)
Foreign currency loss	(29,124)	(5,502)	(23,622)
Total other income	148,903	376,872	(227,969)
Net loss	$(3,238,870)	$(3,470,052)	$231,182

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended June 30, 2025 and 2024 was approximately $0.1 million and $0.6 million, respectively. The decrease in grant revenue of $0.5 million is due to receiving less grant revenue from the NIH.

Research and development expenses

	Three Months Ended June 30,
	2025	2024	Change
APR-246	$5,583	$19,215	$(13,632)
ATRN-119	868,732	907,221	(38,489)
APR-1051	694,109	1,112,093	(417,984)
Other early-stage development programs	29,532	62,284	(32,752)
Unallocated research and development expenses	314,257	456,866	(142,609)
Total research and development expenses	$1,912,213	$2,557,679	$(645,466)

Research and development expenses for the three months ended June 30, 2025 were approximately $1.9 million, compared to approximately $2.6 million for the three months ended June 30, 2024. The overall decrease of $0.6 million was primarily due to the following:

●	a decrease of $0.4 million related to the initiation of our second clinical trial program for APR-1051, our small molecule WEE1 inhibitor, in preparation for enrollment of the first patient into ACESOT-1051, our Phase 1 dose-escalation study, in the second quarter of 2024; and
●	a decrease of $0.1 million in personnel costs primarily due to a reduction in staff.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2025 were approximately $1.6 million, compared to approximately $1.9 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease of $0.1 million in professional fees primarily related to legal expenses and $0.1 million in personnel costs primarily due to severance expenses recorded in the second quarter of 2024.

Other income

Foreign currency loss for the three months ended June 30, 2025 was $29,124 compared to a foreign currency loss of $5,502 for the three months ended June 30, 2024. The change in the foreign currency loss of $23,622 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Interest income, net for the three months ended June 30, 2025 and 2024 primarily consisted of interest income on our cash and cash equivalents.

Comparison of the six months ended June 30, 2025 and 2024

	Six months ended June 30,
	2025	2024	Change
Grant revenue	$280,574	$942,143	$(661,569)
Operating expenses:
Research and development	4,395,279	4,158,052	237,227
General and administrative	3,358,650	3,780,685	(422,035)
Total operating expenses	7,753,929	7,938,737	(184,808)
Loss from operations	(7,473,355)	(6,996,594)	(476,761)
Other income:
Interest income, net	382,753	665,777	(283,024)
Foreign currency (loss) gain	(80,927)	50,674	(131,601)
Total other income	301,826	716,451	(414,625)
Net loss	$(7,171,529)	$(6,280,143)	$(891,386)

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the six months ended June 30, 2025 and 2024 was approximately $0.3 million and $0.9 million, respectively. The decrease in grant revenue of $0.6 million is due to receiving less grant revenue from the NIH.

Research and development expenses

	Six months ended June 30,
	2025	2024	Change
APR-246	$(6,399)	$104,203	$(110,602)
ATRN-119	2,008,305	1,494,986	513,319
APR-1051	1,536,094	1,518,392	17,702
Other early-stage development programs	119,135	106,501	12,634
Unallocated research and development expenses	738,144	933,970	(195,826)
Total research and development expenses	$4,395,279	$4,158,052	$237,227

Research and development expenses for the six months ended June 30, 2025 were approximately $4.4 million, compared to approximately $4.2 million for the six months ended June 30, 2024. The overall increase of $0.2 million was primarily due to the following:

●	an increase of $0.5 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, our clinical-stage oral small molecule inhibitor of ATR.

The above increase was offset, in part by:

●	a decrease of $0.2 million related to non-program consulting expenses.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2025 were approximately $3.4 million, compared to approximately $3.8 million for the six months ended June 30, 2024. The decrease was primarily due to decreases of $0.3 million in professional fees primarily related to legal expenses and $0.1 million in insurance premiums.

Other income

Foreign currency loss for the six months ended June 30, 2025 was $80,927 compared to a foreign currency gain of $50,674 for the six months ended June 30, 2024. The change in the foreign currency (loss) gain of $131,601 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Interest income, net for the six months ended June 30, 2025 and 2024 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of June 30, 2025, we had cash and cash equivalents of $16.5 million. We believe that our existing cash and cash equivalents will not enable us to fund our operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements.

Our net losses were $7.2 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $328.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

On November 8, 2024, we entered into an At the Market Offering Agreement, or the 2024 ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, we may, from time to time, in our sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of our common stock. During the three months ended June 30, 2025, we issued and sold 220,733 shares of common stock under the 2024 ATM Agreement resulting in net proceeds of approximately $0.4 million after deducting approximately $15,000 in issuance costs. During the six months ended June 30, 2025 we issued and sold 243,139 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $0.4 million. During the year ended December 31, 2024, we issued and sold 41,152 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $0.1 million.

In the future, we may periodically offer securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2024 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(6,761,917)	$(7,577,512)
Investing activities	—	(15,478)
Financing activities	440,728	14,688,645
Change in cash and cash equivalents	$(6,321,189)	$7,095,655

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $6.8 million for the six months ended June 30, 2025 compared to $7.6 million for the six months ended June 30, 2024. The decrease in cash used in operating activities of $0.8 million was primarily attributable to a change in operating assets and liabilities of $1.5 million, partially offset by an increase in our net loss of $0.9 million.

Investing activities.

No cash was used in or provided by investing activities the six months ended June 30, 2025. Cash used in investing activities of $15,478 for the six months ended June 30, 2024 was for the purchase of property and equipment.

Financing activities.

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2025. Cash provided by financing activities for the six months ended June 30, 2025 was attributable to the net proceeds of approximately $0.4 million, after deducting approximately $18,000 in issuance costs, received from sales of common stock under our ATM program.

Net cash provided by financing activities of $14.7 million for the six months ended June 30, 2024 was attributable to the net proceeds of $14.7 million, after deducting underwriting discounts and offering expenses of approximately $1.3 million, received from the sale of 1,687,712 shares of common stock, 507,076 pre-funded common stock purchase warrants, 1,097,394 tranche A common stock purchase warrants and 1,097,394 tranche B common stock purchase warrants in March 2024.

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

As of June 30, 2025, we had cash and cash equivalents of $16.5 million. We believe that our existing cash and cash equivalents will not enable us to fund our operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements. Therefore, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of June 30, 2025, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $7.2 million for the six months ended June 30, 2025, and $13.0 million and $14.3 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $328.2 million and $321.0 million as of June 30, 2025 and December 31, 2024, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock and private placement of our common stock and warrants in March 2024. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.*

We have incurred net losses and utilized cash in operations since inception. In addition, as of June 30, 2025, we had approximately $16.5 million in cash and cash equivalents and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all.  Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalents as of June 30, 2025, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

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

We believe that our existing cash and cash equivalents as of June 30, 2025 will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2026. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

We are currently operating in a period of global economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical conflicts, natural and man-made disasters, global health emergencies and uncertainties in regulatory developments and legislative actions, which could adversely affect our business, financial condition and results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy, uncertainty from political conditions and changing regulations, and disruption of global financial markets that may result in a recession or market correction. The financial markets and the global economy may be adversely affected by the current or anticipated impact of war, terrorism and geopolitical conflicts, including in Russia and Ukraine, the Middle East and other areas. Sanctions and enhanced export controls imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Changes in regulations and policies by the new U.S. administration and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. For example, in April 2025, increased tariffs were imposed on all countries and individualized “reciprocal” higher tariffs on certain countries with which the United States has the largest trade deficits, with the highest tariffs imposed on imports from China. China and other countries responded by announcing retaliatory tariffs on U.S. imports. A few days later, the tariffs imposed on most countries were reduced to 10 percent, with the exception of China, for a period of 90 days to allow trade negotiations with those countries. It is unclear whether the tariff increases with China will continue to escalate. The tariff increases have significantly disrupted the global markets and may significantly escalate tensions between the U.S. and other countries, especially China. We procure APIs and other raw materials from a supplier in China . The extent of the impact that such tariffs, trade policies, or new legislation or regulations will have on our business specifically, or on the U.S. market and global economy generally, are uncertain and in the long term, unpredictable, and could adversely affect our business, financial condition, and results of operations. The continued impact of these tariffs may impair our plans for further drug development in the U.S. market as well as our ability to generate revenues.

The current U.S. administration has recently issued regulations to restrict direct and indirect investment by U.S. persons into companies with specified connections to China that use specific technologies of concern. Such changes in the regulations and policies by the current U.S. administration and the resulting political and economic uncertainty materially impact our operations and those of our third-party service providers and reduce our ability to access capital, which could negatively affect our liquidity and adversely affect our business and the value of our common stock. The new U.S. administration may also enact other new regulations or policies that affect trade with China or otherwise impact the pharmaceutical industry by enacting laws to restrict U.S. pharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of pharmaceutical products. In April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. Further, in April 2025, an executive order to lower prescription drug prices was signed. The details of such proposed regulations and policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business.

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

Although our business has not been materially impacted by the tariffs adopted to date or adverse effects of geopolitical events, natural or man-made disasters or other business disruptions to date, such matters may affect our business in the future and it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of such adverse geopolitical events, natural or man-made disasters or other business disruptions and actual or perceived political or economic instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

The political and economic environment in the United States could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by a new U.S. presidential administration may directly affect us and the global economy.*

The political and economic environment in the United States and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. For example, significant layoffs or turnover at FDA could affect the FDA’s ability to respond to regulatory filings. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price.

Further, the new U.S. administration and congressional seat turnover may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the pharmaceutical industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

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

Risks related to our common stock

Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.*

As of June 30, 2025, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 50.9% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three and six months ended June 30, 2025, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

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

Date: August 11, 2025	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025

	By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)