Form 10-Q
period 2025-09-30
Aprea Therapeutics, Inc.
filed 2025-11-12
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 6,310,673 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 11, 2025.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2025

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials;
●	the prospects of our product candidates, all of which are still in development;
●	outcomes and results of ongoing or future preclinical studies and clinical trials of our product candidates;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our ongoing and planned clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our understanding of product candidates mechanisms of action and interpretation of preclinical and early clinical results from clinical development programs and our ability to predict clinical outcomes based on such preclinical and early clinical results;
●	our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
●	our expectations regarding the timing of initiation of data readout from our clinical trials;
●	market acceptance or commercial success of any product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for our product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of our product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for our product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize our product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with conducting clinical trials, as well as the manufacturing of our product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce our product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be a smaller reporting company under the Exchange Act.

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,718,052	$22,849,885
Prepaid expenses and other current assets	225,936	726,254
Total current assets	13,943,988	23,576,139
Property and equipment, net	65,236	81,522
Restricted cash	40,930	40,170
Other noncurrent assets	271,162	281,662
Total assets	$14,321,316	$23,979,493
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$641,322	$1,352,240
Accrued expenses	2,039,785	2,008,735
Total current liabilities	2,681,107	3,360,975
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 31,194 and 56,227 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	727,361	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 5,979,292 and 5,481,055 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,979	5,481
Additional paid-in capital	352,722,214	350,971,225
Accumulated other comprehensive loss	(10,629,534)	(10,627,379)
Accumulated deficit	(331,185,811)	(321,041,872)
Total stockholders’ equity	10,912,848	19,307,455
Total liabilities and stockholders' equity	$14,321,316	$23,979,493

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Grant revenue	$1,848	$354,621	$282,422	$1,296,764
Operating expenses:
Research and development	1,638,917	2,846,399	6,034,196	7,004,451
General and administrative	1,480,319	1,605,238	4,838,969	5,385,923
Total operating expenses	3,119,236	4,451,637	10,873,165	12,390,374
Loss from operations	(3,117,388)	(4,097,016)	(10,590,743)	(11,093,610)
Other income (expense):
Interest income, net	150,669	348,741	533,422	1,014,518
Foreign currency (loss) gain	(5,691)	(35,494)	(86,618)	15,180
Total other income	144,978	313,247	446,804	1,029,698
Net loss	$(2,972,410)	$(3,783,769)	$(10,143,939)	$(10,063,912)
Other comprehensive (loss) income:
Foreign currency translation	(1,117)	23,557	(2,155)	6,526
Total comprehensive loss	$(2,973,527)	$(3,760,212)	$(10,146,094)	$(10,057,386)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.64)	$(1.65)	$(1.88)
Weighted-average common shares outstanding, basic and diluted	6,372,938	5,939,755	6,151,433	5,360,579

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance, December 31, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,644,204	$(10,611,273)	$(308,083,161)	$16,953,506
Issuance of common stock and pre-funded warrants, net	—	—	1,687,712	1,688	14,708,017	—	—	14,709,705
Vesting of restricted stock units			5,830	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	85,830	—	—	85,830
Foreign currency translation	—	—	—	—	—	(15,083)	—	(15,083)
Net loss	—	—	—	—	—	—	(2,810,091)	(2,810,091)
Balance, March 31, 2024	56,227	$1,311,063	5,430,215	$5,430	$350,438,045	$(10,626,356)	$(310,893,252)	$28,923,867
Issuance of common stock, net	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Issuance costs	—	—	—	—	(21,060)	—	—	(21,060)
Stock‑based compensation	—	—	—	—	128,488	—	—	128,488
Foreign currency translation	—	—	—	—	—	(1,948)	—	(1,948)
Net loss	—	—	—	—	—	—	(3,470,052)	(3,470,052)
Balance, June 30, 2024	56,227	$1,311,063	5,430,215	$5,430	$350,545,473	$(10,628,304)	$(314,363,304)	$25,559,295
Issuance costs	—	—	—	—	(1,155)	—	—	(1,155)
Vesting of restricted stock units	—	—	4,688	5	(5)	—	—	—
Stock‑based compensation	—	—	—	—	149,090	—	—	149,090
Foreign currency translation	—	—	—	—	—	23,557	—	23,557
Net loss	—	—	—	—	—	—	(3,783,769)	(3,783,769)
Balance, September 30, 2024	56,227	$1,311,063	5,434,903	$5,435	$350,693,403	$(10,604,747)	$(318,147,073)	$21,947,018

Balance, December 31, 2024	56,227	$1,311,063	5,481,055	$5,481	$350,971,225	$(10,627,379)	$(321,041,872)	$19,307,455
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	22,406	23	55,826	—	—	55,849
Vesting of restricted stock units			9,195	9	(9)	—	—	—
Stock‑based compensation	—	—	—	—	118,634	—	—	118,634
Foreign currency translation	—	—	—	—	—	643	—	643
Net loss	—	—	—	—	—	—	(3,932,659)	(3,932,659)
Balance, March 31, 2025	56,227	$1,311,063	5,512,656	$5,513	$351,145,676	$(10,626,736)	$(324,974,531)	$15,549,922
Conversion of preferred stock to common stock	(25,033)	(583,702)	12,516	12	583,690	—	—	583,702
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	220,733	221	384,658	—	—	384,879
Vesting of restricted stock units			6,270	6	(6)	—	—	—
Stock‑based compensation	—	—	—	—	136,729	—	—	136,729
Foreign currency translation	—	—	—	—	—	(1,681)	—	(1,681)
Net loss	—	—	—	—	—	—	(3,238,870)	(3,238,870)
Balance, June 30, 2025	31,194	$727,361	5,752,175	$5,752	$352,250,747	$(10,628,417)	$(328,213,401)	$13,414,681
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	225,428	225	357,715	—	—	357,940
Vesting of restricted stock units	—	—	1,689	2	(2)	—	—	—
Stock‑based compensation	—	—	—	—	113,754	—	—	113,754
Foreign currency translation	—	—	—	—	—	(1,117)	—	(1,117)
Net loss	—	—	—	—	—	—	(2,972,410)	(2,972,410)
Balance, September 30, 2025	31,194	$727,361	5,979,292	$5,979	$352,722,214	$(10,629,534)	$(331,185,811)	$10,912,848

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,143,939)	$(10,063,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,286	16,890
Stock‑based compensation	369,117	363,408
Foreign currency loss (gain)	86,618	(15,180)
Changes in operating assets and liabilities:
Prepaid expenses and other current and noncurrent assets	517,745	398,531
Accounts payable	(715,625)	(515,964)
Accrued expenses	(63,349)	299,387
Deferred grant revenue	—	(528,974)
Net cash used in operating activities	(9,933,147)	(10,045,814)
Cash flows from investing activities:
Purchases of property and equipment	—	(15,478)
Net cash used in investing activities	—	(15,478)
Cash flows from financing activities:
Proceeds from issuance of common stock	834,397	15,999,598
Common stock issuance costs	(35,729)	(1,312,108)
Net cash provided by financing activities	798,668	14,687,490
Change in cash, cash equivalents and restricted cash	(9,134,479)	4,626,198
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,406	17,427
Cash, cash equivalents and restricted cash—beginning of year	22,890,055	21,647,537
Cash, cash equivalents and restricted cash—end of period	$13,758,982	$26,291,162

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$13,718,052	$26,249,625
Restricted cash	40,930	41,537
Total cash, cash equivalents and restricted cash	$13,758,982	$26,291,162

Non-cash investing and financing activities:
Conversion of Series A convertible preferred stock to common stock	$583,702	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on precision oncology through synthetic lethality. The Company began principal operations in 2006 and is headquartered in Doylestown, Pennsylvania. The Company’s two clinical programs are a next-generation oral inhibitor of the WEE1 kinase, APR-1051, and our novel oral macrocyclic ATR inhibitor, ATRN-119, for which new patient enrollment is currently paused. Both programs are the cornerstones of our pipeline of synthetic lethality-based cancer therapeutics and were internally discovered, developed, and evaluated by our dedicated team of chemists, scientists, and clinicians.

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

The Company believes that the September 30, 2025 cash balance of approximately $13.7 million will not be sufficient to fund the Company’s operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements. Therefore, the Company has concluded that substantial doubt exists about its ability to continue as a going concern. The Company is in the process of seeking additional funding. In the event that additional funds are not available, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Restricted cash— The Company has restricted cash of $40,930 and $40,170 as of September 30, 2025 and December 31, 2024, respectively, that is securing the Company’s credit card program.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Included within weighted average common shares outstanding for the three and nine months ended September 30, 2025 are 507,076 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine Months Ended September 30,
	2025	2024
Convertible preferred stock (as converted)	15,596	28,112
Options to purchase common stock	814,739	734,131
Warrants to purchase common stock	2,194,788	2,194,788
Unvested restricted stock units	31,008	36,442
Total shares of common stock equivalents	3,056,131	2,993,473

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

3. Leases

The Company is a party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

all leases of one year or less. Rent expense for the three months ended September 30, 2025 and 2024 was $23,378 and $19,998, respectively, which is included in operating expenses. Rent expense for the nine months ended September 30, 2025 and 2024 was $69,938 and $59,993, respectively, which is included in operating expenses.

The Company has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was amended in October 2025 and is currently set to expire on October 31, 2026. Rent expense under this lease is approximately $115,000 annually and the Company has applied the short-term exception to this lease. The Company has no lease obligations beyond October 2026.

4. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Professional fees	$172,765	$143,765
Compensation, severance and benefits	588,789	465,015
Research and development	1,128,255	1,243,975
Other	149,976	155,980
Total accrued expenses	$2,039,785	$2,008,735

5. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

As of September 30, 2025, a total of 31,194 shares of Series A Preferred Stock remained outstanding, which are convertible into 15,596 shares of common stock. As of December 31, 2024, a total of 56,227 shares of Series A Preferred Stock remained outstanding, which were convertible into 28,112 shares of common stock. In April 2025, a total of 25,033 shares of Series A Preferred stock were converted into 12,516 shares of common stock.

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

On November 8, 2024, the Company filed a prospectus supplement to the 2024 Shelf Registration Statement with the SEC for the sale of up to $3.0 million pursuant to the 2024 ATM Agreement, as discussed below. On November 8, 2024, the Company entered into an At the Market Offering Agreement (the “2024 ATM Agreement”) with HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, the Company may, from time to time, in its sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of common stock. During the year ended December 31, 2024, the Company issued and sold 41,152 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $0.1 million after deducting approximately $6,000 in issuance costs. During the three months ended September 30, 2025, the Company issued and sold 225,428 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $0.4 million after deducting approximately $17,000 in issuance costs. During the nine months ended September 30, 2025, the Company issued and sold 468,567 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $0.8 million after deducting approximately $36,000 in issuance costs.

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

The Company evaluated the terms of the warrants issued and determined that they should be classified as equity instruments within additional paid-in capital. As of September 30, 2025 and December 31, 2024, none of the pre-funded warrants, Tranche A Warrants or Tranche B Warrants have been exercised.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $0.1 and $0.1 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense of $0.4 and $0.4 for the nine months ended September 30, 2025 and 2024, respectively.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2025 and 2024. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

As of September 30, 2025 and December 31, 2024, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2025 and 2024.

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was enacted into law. The legislation made several changes to the U.S. tax code, including the return of 100% bonus depreciation, the ability to immediately deduct domestic research and development costs, a more favorable rule for deducting interest expenses, and updates to international tax rules around global intangible low-taxed income and foreign-derived intangible income. The Company has evaluated the impact of the new tax provision and determined there will be an immaterial impact to the tax provision.

7. Commitments and contingencies

The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2025 and December 31, 2024, the Company has not recorded a provision for any contingent losses.

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

We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, the FDA cleared our IND application for APR-1051 and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051, our Phase 1 dose escalation study. Given the encouraging tolerability profile to date, we are in a position to accelerate dose escalation and explore higher doses, potentially improving APR-1051 therapeutic impact. We anticipate open-label safety/efficacy data to be available in the first quarter of 2026 and expect to complete dose-escalation in the first half of 2026.

Our second clinical-stage synthetic lethality product candidate is ATRN-119, an oral small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR. The ATR kinase is master regulator of the DNA damage response, with key roles in cell cycle control and DNA repair following replication stress.

On October 15, 2025, we determined the recommended Phase 2 dose (RP2D) of 1,100 mg once daily for ATRN-119 in the monotherapy arm of the ongoing ABOYA-119 Phase 1/2a dose-escalation study, in patients with advanced solid tumors. Building on the completion of dose escalation and supported by new preclinical data suggesting potential synergistic anti-tumor effects, we are considering further ATRN-119 development in combination approaches that could expand its therapeutic potential. We believe ATRN-119's mechanism of action, favorable safety profile, and pharmacologic characteristics make it an ideal candidate for combination with other anti-cancer therapies, including radiation therapy, antibody-drug conjugates and immune checkpoint inhibitors. As part of this strategic focus, we voluntarily paused further enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119.

We are currently in discussions with leading academic centers to explore combining ATRN-119 with radiation in patients with HPV+ head and neck cancer, an indication where synergistic anti-tumor effects have been observed in preclinical data. Additional investigator-led studies evaluating ATRN-119 in combination with an I/O agent and antibody-drug conjugates, are also being explored, based on preclinical evidence that ATR inhibition can enhance anti-tumor immune responses.

In addition to development of these drugs as single agents, we are evaluating potential expansion opportunities for our product candidates through combination with other agents such as poly (ADP-ribose) polymerase inhibitors, or PARPi, where we believe a combination of therapeutic agents may enhance synthetic lethality. We are also evaluating combination opportunities within our pipeline, including research on the combination of ATRN-119 and APR-1051 that is supported by a SBIR grant from the National Cancer Institute.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we progress clinical trials for APR-1051 and ATRN-119, for which new patient enrollment is currently paused.

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

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	Change
Grant revenue	$1,848	$354,621	$(352,773)
Operating expenses:
Research and development	1,638,917	2,846,399	(1,207,482)
General and administrative	1,480,319	1,605,238	(124,919)
Total operating expenses	3,119,236	4,451,637	(1,332,401)
Loss from operations	(3,117,388)	(4,097,016)	979,628
Other income:
Interest income, net	150,669	348,741	(198,072)
Foreign currency loss	(5,691)	(35,494)	29,803
Total other income	144,978	313,247	(168,269)
Net loss	$(2,972,410)	$(3,783,769)	$811,359

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended September 30, 2025 and 2024 was $1,848 and $0.4 million, respectively. The decrease in grant revenue of $0.4 million is due to recognizing less grant revenue from the NIH.

Research and development expenses

	Three Months Ended September 30,
	2025	2024	Change
APR-1051	$505,302	$875,236	$(369,934)
ATRN-119	759,528	1,420,238	(660,710)
APR-246	5,556	2,113	3,443
Other early-stage development programs	169	91,783	(91,614)
Unallocated research and development expenses	368,362	457,029	(88,667)
Total research and development expenses	$1,638,917	$2,846,399	$(1,207,482)

Research and development expenses for the three months ended September 30, 2025 were approximately $1.6 million, compared to approximately $2.8 million for the three months ended September 30, 2024. The overall decrease of $1.2 million was primarily due to the following:

●	a decrease of $0.7 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, our clinical-stage oral small molecule inhibitor of ATR. The ABOYA-119 clinical trial was voluntarily paused in October 2025;
●	a decrease of $0.4 million related to the initiation of our second clinical trial program for APR-1051, our small molecule WEE1 inhibitor, in preparation for enrollment of the first patient into ACESOT-1051, our Phase 1 dose-escalation study, in the second quarter of 2024; and
●	a decrease of $0.1 million in personnel costs primarily due to a reduction in staff.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2025 were approximately $1.5 million, compared to approximately $1.6 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease of $0.1 million in insurance costs.

Other income

Foreign currency loss for the three months ended September 30, 2025 was $5,691 compared to a foreign currency loss of $35,494 for the three months ended September 30, 2024. The change in the foreign currency loss of $29,803 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Interest income, net for the three months ended September 30, 2025 and 2024 primarily consisted of interest income on our cash and cash equivalents.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	Change
Grant revenue	$282,422	$1,296,764	$(1,014,342)
Operating expenses:
Research and development	6,034,196	7,004,451	(970,255)
General and administrative	4,838,969	5,385,923	(546,954)
Total operating expenses	10,873,165	12,390,374	(1,517,209)
Loss from operations	(10,590,743)	(11,093,610)	502,867
Other income:
Interest income, net	533,422	1,014,518	(481,096)
Foreign currency (loss) gain	(86,618)	15,180	(101,798)
Total other income	446,804	1,029,698	(582,894)
Net loss	$(10,143,939)	$(10,063,912)	$(80,027)

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the nine months ended September 30, 2025 and 2024 was approximately $0.3 million and $1.3 million, respectively. The decrease in grant revenue of $1.0 million is due to recognizing less grant revenue from the NIH.

Research and development expenses

	Nine Months Ended September 30,
	2025	2024	Change
APR-1051	$2,041,396	$2,393,628	$(352,232)
ATRN-119	2,767,833	2,915,224	(147,391)
APR-246	(843)	106,316	(107,159)
Other early-stage development programs	119,304	198,284	(78,980)
Unallocated research and development expenses	1,106,506	1,390,999	(284,493)
Total research and development expenses	$6,034,196	$7,004,451	$(970,255)

Research and development expenses for the nine months ended September 30, 2025 were approximately $6.0 million, compared to approximately $7.0 million for the nine months ended September 30, 2024. The overall decrease of $1.0 million was primarily due to the following:

●	a decrease of $0.4 million related to the initiation of our second clinical trial program for APR-1051, our small molecule WEE1 inhibitor, in preparation for enrollment of the first patient into ACESOT-1051, our Phase 1 dose-escalation study, in the second quarter of 2024;
●	a decrease of $0.1 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, our clinical-stage oral small molecule inhibitor of ATR. The ABOYA-119 clinical trial was voluntarily paused in October 2025.
●	a decrease of $0.3 million related to non-program consulting expenses.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2025 were approximately $4.8 million, compared to approximately $5.4 million for the nine months ended September 30, 2024. The decrease was primarily due to decreases of $0.3 million in professional fees primarily related to legal expenses and $0.2 million in insurance premiums.

Other income

Foreign currency loss for the nine months ended September 30, 2025 was $86,618 compared to a foreign currency gain of $15,180 for the nine months ended September 30, 2024. The change in the foreign currency (loss) gain of $101,798 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Interest income, net for the nine months ended September 30, 2025 and 2024 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of September 30, 2025, we had cash and cash equivalents of $13.7 million. We believe that our existing cash and cash equivalents will not enable us to fund our operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements.

Our net losses were $10.1 million and $10.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $331.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

On November 8, 2024, we entered into an At the Market Offering Agreement, or the 2024 ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, we may, from time to time, in our sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of our common stock. During the three months ended September 30, 2025, we issued and sold 225,428 shares of common stock under the 2024 ATM Agreement resulting in net proceeds of approximately $0.4 million after deducting approximately $17,000 in issuance costs. During the nine months ended September 30, 2025 we issued and sold 468,567 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $0.8 million. During the year ended December 31, 2024, we issued and sold 41,152 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $0.1 million.

In the future, we may periodically offer securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2024 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(9,933,147)	$(10,045,814)
Investing activities	—	(15,478)
Financing activities	798,668	14,687,490
Change in cash and cash equivalents	$(9,134,479)	$4,626,198

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $9.9 million for the nine months ended September 30, 2025 compared to $10.0 million for the nine months ended September 30, 2024. The decrease in cash used in operating activities of $0.1 million was primarily attributable to a change in operating assets and liabilities of $0.1 million, partially offset by an increase in our net loss of $0.1 million.

Investing activities.

No cash was used in or provided by investing activities the nine months ended September 30, 2025. Cash used in investing activities of $15,478 for the nine months ended September 30, 2024 was for the purchase of property and equipment.

Financing activities.

Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2025. Cash provided by financing activities for the nine months ended September 30, 2025 was attributable to the net proceeds of approximately $0.8 million, after deducting approximately $36,000 in issuance costs, received from sales of common stock under our ATM program.

Net cash provided by financing activities of $14.7 million for the nine months ended September 30, 2024 was attributable to the net proceeds of $14.7 million, after deducting underwriting discounts and offering expenses of approximately $1.3 million, received from the sale of 1,687,712 shares of common stock, 507,076 pre-funded common stock purchase warrants, 1,097,394 tranche A common stock purchase warrants and 1,097,394 tranche B common stock purchase warrants in March 2024.

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

As of September 30, 2025, we had cash and cash equivalents of $13.7 million. We believe that our existing cash and cash equivalents will not enable us to fund our operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these condensed consolidated financial statements. Therefore, we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of September 30, 2025, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
●	We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of APR-1051 and ATRN-119, for which new patient enrollment is currently paused, which are currently in clinical development. Our clinical trials of APR-1051 and ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize APR-1051 or ATRN-119 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing APR-1051 and ATRN-119, for which new patient enrollment is currently paused, in Phase 1 clinical trials and we have not tested APR-1051 or ATRN-119 in later phase clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.

●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to conduct their operations in compliance with regulatory requirements or to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate commercial revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $10.1 million for the nine months ended September 30, 2025, and $13.0 million and $14.3 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $331.2 million and $321.0 million as of September 30, 2025 and December 31, 2024, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements of our preferred stock and the net proceeds received from the initial public offering (IPO) of our common stock and private placement of our common stock and warrants in March 2024. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.*

We have incurred net losses and utilized cash in operations since inception. In addition, as of September 30, 2025, we had approximately $13.7 million in cash and cash equivalents and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all.  Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalents as of September 30, 2025, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. APR-1051 and ATRN-119, for which new patient enrollment is currently paused, are in clinical development, and our other product candidates are in preclinical development. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale drug products, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We believe that our existing cash and cash equivalents as of September 30, 2025 will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the fourth quarter of 2026. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of APR-1051, ATRN-119, for which new patient enrollment is currently paused, and our other product candidates for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for APR-1051, ATRN-119, for which new patient enrollment is currently paused, and our other product candidates;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of APR-1051 and ATRN-119, for which new patient enrollment is currently paused, which are in clinical development. Our clinical trials of APR-1051 and ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize APR-1051 and ATRN-119 or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale. Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, APR-1051 and ATRN-119. We are investing a majority of our efforts and financial resources in the research and development of APR-1051 and ATRN-119. Our business depends entirely on the successful development and commercialization of our product candidates. We currently have no drugs approved for sale and generate no revenues from sales of any products, and we may never be able to develop a marketable product.

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

The success of APR-1051 and ATRN-119 will depend on several factors, including the following:

●	successful patient enrollment and timely completion of clinical trials of APR-1051 and ATRN-119;
●	successful initiation and successful patient enrollment and completion of additional clinical trials, for APR-1051 or ATRN-119 or our other product candidates;
●	with the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all;
●	our ability to demonstrate APR-1051’s and ATRN-119’s safety and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for APR-1051 and ATRN-119;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any post-marketing approval commitments or requirements imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost-effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of APR-1051 and ATRN-119 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety and efficacy profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

We do not have control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of our product candidates. If we are not successful in commercializing APR-1051 or ATRN-119, or are significantly delayed in doing so, our business will be materially harmed.

We are in the early stages of testing APR-1051 and ATRN-119, for which new patient enrollment is currently paused, in Phase 1 clinical trials and we have not tested APR-1051 or ATRN-119 in later phase clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

We are in the early stages of testing APR-1051 and ATRN-119 in clinical trials and we have not tested APR-1051 or ATRN-119 in later phase clinical trials. The results of preclinical studies, whether or not conducted by us, may not be predictive of the results of clinical trials, and the results of the early-stage clinical trials that we are conducting today and that we may commence in the future may not be predictive of the results of the later-phase clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates APR-1051 and ATRN-119 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our current and planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their product candidates. Our current and future clinical trials for APR-1051 and ATRN-119 may not ultimately be successful or support further clinical development. There is a high failure rate for product candidates proceeding through clinical trials. In addition, with the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We have filed and obtained issuance of INDs for ATRN-119, for which new patient enrollment is currently paused, but we may not be able to file and obtain issuance of INDs that may be required for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that lead FDA, IRBs, or other authorities to suspend, terminate, or require changes to our clinical trials. Additionally, even if such regulatory and other authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials and changes to existing clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file and obtain issuance of INDs on the timelines we expect or to obtain regulatory clearance or approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

We have limited experience designing, conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have not completed any clinical trials as a company. Our operations to date provide a limited basis to assess our ability to develop and commercialize our product candidates. In addition, with the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question;
●	patients’ and clinicians’ perceived risks and benefits of the product candidate under study;
●	competing clinical trials or compassionate use programs;
●	efforts to facilitate timely enrollment in clinical trials;
●	physicians’ attitudes and practices with respect to clinical trial enrollment;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients;
●	continued enrollment of prospective patients by clinical trial sites; and
●	the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119.

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

In general, our clinical trials of APR-1051 and ATRN-119, for which new patient enrollment is currently paused, will include cancer patients who are very sick and whose health is deteriorating. We expect that patients may experience adverse events, serious adverse events or may die during their participation in our future clinical trials for APR-1051 and ATRN-119 or other product candidates. We cannot predict with certainty what adverse events may occur in our clinical trials. Any adverse events, serious adverse events, or deaths occurring in our clinical trials, whether related to our product candidates or not, could affect perceptions relating to our product candidates. In addition, our previous clinical trials of eprenetapopt included cancer patients who were very sick and whose health was deteriorating, and we expect that additional clinical trials of eprenetapopt and our other product candidates would include similar patients with deteriorating health. Multiple patients in these trials have experienced adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness, fatigue, and neutropenia. Some patients in these trials have experienced serious adverse events. The most common serious adverse events include febrile neutropenia, pneumonia, sepsis, and pyrexia.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. Additionally, with the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in treating specific conditions in order to obtain marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent later-stage clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Additionally, with the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all.

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

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary new drugs. We face competition with respect to APR-1051, ATRN-119 and our other product candidates, and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

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

We are developing APR-1051, which is an orally bioavailable small molecule inhibitor of WEE1, a key regulator of multiple phases of the cell cycle. We are aware of other product candidates that are in preclinical and clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates developed by Debiopharm, IMPACT Therapeutics, Schrodinger and Zentalis Pharmaceuticals, among others. If APR-1051 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action.

We are also developing ATRN-119, for which new patient enrollment is currently paused, which is an orally bioavailable small molecule product candidate that targets Ataxia ATR protein within the DNA damage response pathway. We are aware of other product candidates that are in clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates in clinical development being tested by Artios Pharma Ltd., AstraZeneca Plc, Bayer AG, IMPACT Therapeutics, Inc., and Repare Therapeutics, Inc., among others. If ATRN-119 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action. With the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all.

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

If we are successful at obtaining regulatory approval for APR-1051, ATRN-119, for which new patient enrollment is currently paused, or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. These trials may reveal side effects or other harmful effects in patients that use our products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post-market studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

We have never obtained marketing approval for a product candidate. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, extraneous factors, including an epidemic or pandemic disease outbreak, or other public health situations, could impact the timeline for FDA and comparable foreign regulatory authorities to review an application for one of our product candidates. It is possible that the FDA and comparable foreign regulatory authorities may refuse to accept for filing and substantive review any new drug applications, or NDAs, marketing authorization applications, or MAA, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA, or comparable foreign regulatory authorities do not accept or approve our NDAs or MAAs for our product candidates, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other regulatory authority-required studies, approval of any NDA, MAA or other application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or comparable foreign regulatory authorities to approve our NDAs or our MAAs. The current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119, may further extend the time required to obtain approval by the FDA and comparable foreign regulatory authorities for ATRN-119.

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

Our product candidates could fail to receive marketing approval, or marketing approval for our product candidates could be limited or delayed, for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission and applications or to obtain marketing approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may fail to approve any companion diagnostics that may be required in connection with approval of our therapeutic product candidates;
●	the FDA or the applicable foreign regulatory agency may fail to approve the formulation, labeling and/or the specifications for our product candidate;

●	changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
●	the current voluntary pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119.

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

We may seek a breakthrough therapy designation for APR-1051 or ATRN-119, for which new patient enrollment is currently paused, or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek a breakthrough therapy designation for APR-1051, ATRN-119 or one or more of our other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA, and parts of the NDA may be submitted and reviewed on a rolling basis.

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

A fast track designation by the FDA for APR-1051, ATRN-119, for which new patient enrollment is currently paused, or any of our other product candidates may not actually lead to a faster development or regulatory review or approval process.

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

Risks related to our common stock

Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.*

As of September 30, 2025, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 50.9% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of APR-1051 or ATRN-119, for which new patient enrollment is currently paused, and any of our other product candidates;
●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three and nine months ended September 30, 2025, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

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

Date: November 11, 2025	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2025

	By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)