Form 10-K
period 2025-12-31
Aprea Therapeutics, Inc.
filed 2026-03-16
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $8.6 million.

There were 11,452,452 shares of the registrant’s common stock, $0.001 par value, outstanding as of March 16, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Aprea Therapeutics, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2025

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

PART I

Item 1. Business

Overview

We are a clinical-stage precision medicine oncology company focused on the discovery and development of targeted therapies for patients with biomarker-defined cancers. Our approach focuses on matching treatments to specific cancer-related genetic mutations to potentially maximize effectiveness and minimize side effects. Specifically, we develop small molecule inhibitors designed to exploit genetic mutations in cancer to widen the therapeutic window and intended to make treatments more effective at destroying cancer cells while sparing healthy tissue. We have assembled a team with extensive experience in the discovery, development, and commercialization of oncology drugs to support our mission of developing novel synthetic lethality-based cancer therapeutics.

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

Prior to our acquisition of Atrin Pharmaceuticals Inc. (“Atrin”) in May 2022, we were engaged in the clinical development of cancer therapeutics that related to the mutant p53 tumor suppressor protein. Following our acquisition of Atrin, we enhanced our pipeline and shifted the focus of our activities to the assets acquired from Atrin and those developed in house.

We believe that precision medicine has the potential to impact patients’ lives in a wide range of cancer types. Genomic instability is the hallmark or cancer. When a gene pathway is damaged or fails, related genes make up for its loss of function. Our approach is to inhibit these make up genes, thereby specifically killing cancer cells with defined mutations. This approach is called synthetic lethality. Using synthetic lethality, our product candidates are designed to selectively kill cancer cells while minimizing the effect on normal, unmutated cells, decreasing the toxicity usually associated with cancer treatment. We aspire to become a leader in this emerging field and are establishing a pipeline of clinical and preclinical programs that we believe may have broad applications to cancer treatment.

WEE1 Inhibitor: APR-1051

In this program, we are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, our investigational new drug (“IND”) application for APR-1051 (IND 169359) went into effect and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051, our Phase 1 dose escalation study. A total of 9 cohorts are planned for ACESOT-1051 that will evaluate doses of 10 mg to 300 mg once daily. As of March 2, 2026, we are enrolling cohort 8 for ACESOT-1051 to evaluate a dose of 220 mg once daily. Preliminary results provide early clinical proof-of-concept of APR-1051. A potential dose-response trend was observed, with increasing single-agent activity across the 70 mg, 100 mg, 150 mg and 220 mg cohorts. On January 29, 2026, we announced the first unconfirmed partial response (uPR) observed in a patient enrolled in the ongoing Phase 1 ACESOT-1051 dose-escalation study: a patient with PPP2R1A-mutated uterine serous carcinoma, a form of endometrial cancer, treated at the 150 mg dose level of APR-1051. At the protocol-defined 8-week first imaging assessment, the patient achieved a 50% reduction in target lesion size per RECIST v1.1 criteria, along with a marked reduction in cancer antigen 125 (CA-125) levels, from 732 to 70 U/mL. CA-125 is a well-recognized tumor marker in endometrial cancer. On February 18, 2026, we announced the second uPR observed in a patient with PPP2R1A-mutated endometrial cancer, treated at the 220 mg dose level: at the first imaging assessment the patient achieved a 50% reduction in target lesion size, along with a marked decline in CA-125 from 362 at baseline to 47 U/mL, further supporting the anti-tumor activity of APR-1051.In addition, preliminary results from the ACESOT-1051 study indicate that APR-1051 has been safe and well-tolerated to date, supporting our development strategy to differentiate WEE1 inhibition through a potentially improved therapeutic index. Low therapeutic index has been a major hurdle in the development of WEE1 inhibitors. Active enrollment is ongoing at three sites in the U.S. (NCT06260514) with additional sites planned. We anticipate additional open-label safety/efficacy data to be available in the second quarter of 2026. We expect to complete dose-escalation in the third quarter of 2026.

ATR Inhibitor: ATRN-119 (Mosipasertib)

Our second clinical-stage synthetic lethality product candidate is ATRN-119, an oral small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR. The ATR kinase is a master regulator of the DNA damage response, with key roles in cell cycle control and DNA repair following replication stress. We have developed ATRN-119, the first oral macrocyclic ATR inhibitor to enter clinical trials. On October 15, 2025, we announced that we had determined the recommended Phase 2 dose (RP2D) of 1,100 mg once daily for ATRN-119 in the ABOYA-119 Phase 1/2a dose-escalation study, in patients with advanced solid tumors. Building on the completion of dose escalation, we are considering further ATRN-119 development in combination approaches that could expand its therapeutic potential. We believe ATRN-119's mechanism of action, favorable safety profile, and pharmacologic characteristics make it an ideal candidate for combination with other anti-cancer therapies, including radiation therapy, antibody-drug conjugates (ADCs) and immune checkpoint inhibitors. We are currently in discussions with leading academic centers to explore combining ATRN-119 with radiation in patients with human papillomavirus–positive (HPV+) head and neck cancer. Additional investigator-led studies evaluating ATRN-119 in combination with an I/O agent and ADCs are also being explored. As part of this strategic focus, we have paused further enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and started an orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches.

P53 Reactivator: APR-246 (eprenetapopt)

We do not currently have any ongoing clinical trials involving our reactivator of mutant p53, which we were previously engaged in prior to our acquisition of Atrin.

DYRK1 Inhibitor: APR-1602

We also have an early-stage program, APR-1602, a macrocyclic DYRK1A/B inhibitor, that will be ready to enter IND-enabling studies in the fourth quarter of 2026.

Our Pipeline

We are focused on delivering breakthrough therapies for cancers with high unmet medical need. Our two lead programs are APR-1051, a WEE1 inhibitor, and ATRN-119, an ATR inhibitor. Both compounds were discovered internally and are being developed by our experienced team of chemists, scientists, and clinicians. We believe our programs have the potential to advance innovative treatments for cancer patients with unmet medical needs and deliver meaningful impact to patients and generate long-term value for shareholders. In addition, our pipeline also includes a DYRK1 inhibitor, APR-1602, which is a preclinical program.

Our strategy

We aspire to be a leader in the emerging field of synthetic lethality-based precision oncology therapeutics. The key elements of our strategy are to:

●	Continue to efficiently develop our clinical-stage product candidate, APR-1051, an orally bioavailable small molecule inhibitor of WEE1. We are currently conducting a Phase 1 clinical trial evaluating APR-1051 in patients with biomarkers that may predict sensitivity to WEE1 inhibition. Cancers with those biomarkers represent a high unmet medical need. We are enrolling patients into part 1 of this clinical trial. The primary objectives of the Phase 1 study are to measure safety, dose-limiting toxicities (DLTs), maximum tolerated dose or maximum administered dose (MTD/MAD), and recommended Phase 2 dose (RP2D); secondary objectives are to evaluate pharmacokinetics, preliminary efficacy according to RECIST or PCWG3 criteria; pharmacodynamic parameters are exploratory objectives.
●	Continue to efficiently develop our clinical-stage product candidate, ATRN-119, an orally bioavailable small molecule inhibitor of ATR. We have recently determined the RP2D of ATRN-119 monotherapy in a Phase 1/2a clinical trial evaluating ATRN-119 in patients with advanced solid tumors having mutations in defined DDR-related genes. Based on the completion of dose escalation, we are considering further ATRN-119 development in combination approaches that could expand its therapeutic potential. We are currently in discussions with leading academic centers to explore potential combinations of ATRN-119 with radiation, I/O agents or ADCs.
●	Identify opportunities for combination therapy regimens. We are also researching opportunities to combine product candidates in our pipeline with other therapies that may enhance synthetic lethality and potentially increase benefit to genetically defined populations of cancer patients.
●	Maximize the commercial opportunity of our product candidates across global markets. We currently retain worldwide development and commercialization rights to all our product candidates. We may elect to selectively evaluate strategic partnership opportunities for our product candidates with partners whose development and commercial capabilities complement our own.

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

The first clinical validation of synthetic lethality for cancer treatment was with BRCA1/2 mutations and PARP inhibition. BRCA1 and BRCA2 are proteins with key roles in the repair of DNA double-strand breaks (DSBs), one of the most lethal DNA lesions. BRCA1/2 mediate homologous recombination (HR), the major mechanism of DSB repair. When there is a loss of function in BRCA1/2, then cells become more dependent on PARP to prevent the formation of DSBs. If in this context PARP function is inhibited, then BRCA1/2 mutated cancer cells die. In other words, BRCA1/2 mutation and PARP inhibition are synthetically lethal. In contrast, normal cells with functional BRCA1/2 are spared. There are currently multiple PARP inhibitors approved by FDA for the treatment of various solid tumors with BRCA1/2 dysfunction.

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

Development of Highly Precise Cancer Therapies by Blocking DNA Repair, While Sparing Healthy Cells

WEE1 Inhibitors in Advanced Solid Tumors

We are advancing our clinical-stage WEE1 inhibitor, APR-1051, for patients having tumors with mutations in PPP2R1A, FBXW7 or with increased expression of Cyclin E1 (“CCNE1”), among other genetic and/or molecular signatures.

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

APR-1051 Potential Differentiation and Preclinical Data

Several WEE1 inhibitors in development by other companies have been and are currently being evaluated in clinical trials. WEE1 has been proven as a clinically validated target in various clinical studies. However, competitor WEE1 inhibitors have been associated with significant grade ≥3 hematological, gastrointestinal and cardiovascular toxicities.

We have developed a highly potent and selective inhibitor of WEE1, APR-1051, that has the potential to become the best-in-class WEE1 inhibitor. We believe that APR-1051 is potentially differentiated from other WEE1 inhibitors in its: 1) molecular structure; 2) selectivity for WEE1 versus off-target inhibition of the polo-like kinase, or PLK, family of kinases; and 3) potential absence of QT prolongation at doses that significantly inhibit WEE1.

In preclinical biochemical studies, we have observed high potency of APR-1051 for inhibition of WEE1, with an IC50 of approximately 1.6 nM; however, even when tested at a very high relative concentration of 1 µM, APR-1051 did not appreciably inhibit PLK1 (17%), PLK2 (33%) or PLK3 (12%). We believe that this high selectivity for WEE1 over PLK1, PLK2 and PLK3 is an important differentiating attribute of APR-1051 versus some of the other WEE1 inhibitors in development.

Head-to-head studies of APR-1051 versus the oral WEE1 inhibitors ZN-c3 (Azenosertib, Zentalis) and AZD-1775 (Adavosertib, Astra Zeneca) have not been conducted.

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

As part of our preclinical studies with APR-1051, we conducted a CDX mouse model study using the CCNE1-amplified ovarian cancer cell line OVCAR3. In this study we injected female mice (N=7 per group) with tumor cells and waited for tumor volume to reach approximately 150 mm3 before initiating daily administration over a period of 28 days with vehicle administered orally or an exploratory formulation of APR-1051 administered orally at 30 mg/kg/day. In this model we observed strong tumor growth inhibition when APR-1051 was administered at 30 mg/kg/day.

APR-1051 Exhibits Strong Tumor Control in CCNE1-Overexpressing CDX Model

Tumor Growth Inhibition
OVCAR-3

Vehicle
APR-1051
Tumor volume (mm³)
1800
1600
1400
1200
1000
800
600
400
200
0
0
5
10
15
20
25
30
Time (days)

Pre-clinical studies with APR-1051
Data on file

In addition, pre-clinical results from an ongoing translational research collaboration with renowned oncology leader MD Anderson Cancer Center support the potential of APR-1051 both as a single agent and in rational immunotherapy combinations in HPV+ head and neck squamous cell carcinoma (HNSCC). APR-1051 demonstrated robust antiproliferative single-agent effects across a broad panel of human and murine head and neck cancer cell lines, including HPV+ subtypes, with IC₅₀ values ranging from 8.9 to 230 nM. Significant anti-tumor synergy was observed with APR-1051 in combination with anti–PD-1 therapies, as well as in combination with cisplatin in HPV+ HNSCC animal models, positioning APR-1051 as a potential candidate for combination-based clinical trials.

APR-1051 Potentiates the Immune Response to Checkpoint Inhibitors in an HPV+ HNSCC Animal Model

APR-1051 Synergizes with Cisplatin in Another HPV+ HNSCC Animal Model

In preclinical mice studies, APR-1051 has also demonstrated potentially favorable pharmacokinetic properties as assessed by the area under the curve, or AUC, a commonly used measure of drug exposure. Head-to-head studies of APR-1051 versus the oral ZN-c3 and AZD-1775 have not been conducted; however, data for the ZN-c3 and AZD-1775 have been previously disclosed by Zentalis and suggest that APR-1051 may have potentially advantageous drug exposure.

APR-1051 Pre-Clinical Data Highlight Potentially Favorable Pharmacokinetic Properties

In addition, QT prolongation has been reported with competitor WEE1 inhibitors developed by other companies. APR-1051 showed negligible inhibition of hERG channels, which may indicate a lower likelihood of QT prolongation at doses expected to achieve meaningful WEE1 inhibition.

APR-1051 Exhibits Substantially Lower Inhibition of hERG than of WEE11

1AACR-NCI-EORTC Meeting, Poster B323, 2024

APR-1051 Clinical Trial

In March 2024, our IND for APR-1051 (IND 169359) went into effect and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051 (a Multi-Center Evaluation of WEE1 Inhibitor in Patients with Advanced Solid Tumors, APR-1051). The study is evaluating APR-1051 for monotherapy treatment of solid tumors harboring deleterious mutations in FBXW7 or PPP2R1A, overexpressing Cyclin E, colorectal cancer with KRAS GLY12 or GLY13 and TP53 co-mutation, patients with HPV+ oropharyngeal squamous cell carcinoma, or cervical, vaginal, or vulvar squamous cell carcinoma, as well as patients with uterine serous carcinoma, regardless of biomarker status. The primary objectives of this Phase 1 study are to measure safety, dose-limiting toxicities (DLTs), maximum tolerated dose or maximum administered dose (MTD/MAD), and recommended Phase 2 dose (RP2D); secondary objectives are to evaluate pharmacokinetics and preliminary efficacy according to RECIST Version 1.1 or PCWG3 criteria; exploratory objectives are to evaluate pharmacodynamic parameters. A total of 9 cohorts are planned for ACESOT-1051 that will evaluate doses of 10 mg to 300 mg once daily (higher doses are permitted if indicated). As of March 2, 2026, we are enrolling cohort 8 for ACESOT-1051 to evaluate a dose of 220 mg once daily. In addition, we intend to enroll additional patients as backfill cohorts, in order to obtain further safety, efficacy and PK data. Active enrollment is ongoing at three sites in the U.S. (NCT06260514) with additional sites planned. Up to 130 patients are planned to be enrolled in this Phase 1 study, including up to 50 patients in the dose-escalation Part 1 and up to additional 80 patients in the dose-optimization

Part 2 of the study. We anticipate additional open-label safety/efficacy data to be available in the second quarter of 2026. We expect to complete the dose-escalation part of this study in the third quarter of 2026.

ACESOT-1051: Study Design

* Higher doses permitted if indicated

Preliminary results provide early clinical proof-of-concept of APR-1051. On January 29, 2026, we announced the first uPR observed in a patient enrolled in the ongoing Phase 1 ACESOT-1051 dose-escalation study: a patient with PPP2R1A-mutated uterine serous carcinoma, a form of endometrial cancer, treated at the 150 mg dose level of APR-1051. At the protocol-defined 8-week first imaging assessment, the patient achieved a 50% reduction in target lesion size per RECIST v1.1 criteria, along with a marked reduction in cancer antigen 125 (CA-125) levels, from 732 to 70 U/mL. CA-125 is a well-recognized tumor marker in endometrial cancer. On February 18, 2026, we announced the second uPR observed in a patient with PPP2R1A-mutated endometrial cancer, treated at the 220 mg dose level: at the first imaging assessment the patient achieved a 50% reduction in target lesion size, along with a marked decline in CA-125 from 362 at baseline to 47 U/mL, further supporting the anti-tumor activity of APR-1051.

Five more patients in ACESOT-1051 have achieved stable disease in earlier cohorts of the ACESOT-1051 study, including a 5% reduction in tumor burden at the 70 mg dose in a patient with HPV+ HNSCC and a 15% reduction in a patient with FBXW7-mutated colon cancer treated at the 100 mg dose level. Two additional patients at the 100 mg dose and another patient treated at the 150 mg dose level achieved stable disease at the first follow-up imaging assessment.

Collectively, these findings suggest that APR-1051 may have therapeutic potential across a range of solid tumors, with a potential dose-response trend.

ACESOT-1051 Clinical Trial, Summary of Duration of Treatment (N=23)

ACESOT-1051 Clinical Trial, Safety Results

Preliminary results indicate that APR-1051 is safe and well-tolerated.

Treatment Related AEs in Patients Treated With APR-1051, as of February 18, 2026 (N=23):

We believe that the emerging clinical proof of concept responses, together with the potential dose-response trend that was observed with increasing single-agent activity across lower doses, and without class-limiting toxicity to date, support our development strategy of differentiated WEE1 inhibition through a potentially improved therapeutic index (TI), as low TI has been a major hurdle in the development of WEE1 inhibitors.

ATR Inhibitors in Advanced Solid Tumors

Our second clinical-stage synthetic lethality product candidate is ATRN-119 (Mosipasertib), an ATR inhibitor for patients with solid tumors having defined genetic mutations in DDR-related genes.

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

We have developed a highly potent and selective macrocyclic inhibitor of ATR, ATRN-119, the first oral macrocyclic ATR inhibitor to enter clinical trials. On October 15, 2025, we announced that we had determined the recommended Phase 2 dose (RP2D) of ATRN-119 in the ABOYA-119 Phase 1/2a dose-escalation study, in patients with advanced solid tumors.

ATRN-119 (Mosipasertib) Preclinical Data

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

We observed ATRN-119 to have a potentially favorable tolerability profile across our preclinical studies and animal models. As part of our preclinical studies with ATRN-119, we conducted cell line-derived xenograft, or CDX, mouse model studies, using the colon cancer cell line HCT-116 (mutated KRAS, p53 null). In this study we injected female mice (N=4 per group) with tumor cells and waited for tumor volume to reach approximately 150 mm3 before initiating daily administration over a period of 17 days with vehicle administered orally; ATRN-119 administered orally at 100 mg/kg/day; ATRN-157 (an active metabolite of ATRN-119 with comparable potency and selectivity to the parent compound) was administered subcutaneously at 20 mg/kg/day; or a competitor ATR inhibitor administered orally at 25 mg/kg/day. In this study, both ATRN-119 and ATRN-157 demonstrated statistically significant tumor growth inhibition as compared to vehicle control and smaller tumor volume than measured in mice receiving the competitor ATR inhibitor. Body weight loss, as a measurement of tolerability, was negligible across all groups of mice in this study.

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

ATRN-119 (Mosipasertib) Clinical Trial

In our open-label Phase 1/2a clinical trial of ATRN-119 as monotherapy, we enrolled patients with advanced solid tumors having at least one mutation in a defined panel of DDR-related genes. In the monotherapy dose escalation phase (Part 1) of our trial, the primary endpoint was evaluating the tolerability and pharmacokinetics of continuous daily oral dosing of ATRN-119 using a 3+3 trial design in up to approximately 72 patients (up to 54 patients dosed once-daily and up to 18 patients dosed twice-daily). A secondary endpoint was evaluating potential initial efficacy. An efficacy evaluation was performed every eight weeks. On October 15, 2025, we announced that we had determined the recommended Phase 2 dose (RP2D) of 1,100 mg once daily for ATRN-119 monotherapy. Based on the completion of dose escalation, we are considering further ATRN-119 development in combination approaches that could expand its therapeutic potential. We believe that ATRN-119's mechanism of action, favorable safety profile, and pharmacological characteristics make it an ideal candidate for combination with DNA-damaging agents, including radiation therapy, antibody-drug conjugates and with immune checkpoint inhibitors.

As part of this strategic focus, we have paused further enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and started an orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches.

Phase 1/2a Clinical Trial of ATRN-119 (Mosipasertib) as Monotherapy

In the Phase 1 dose-escalation study, ATRN-119 demonstrated:

●	Favorable tolerability profile with manageable adverse events at the RP2D of 1,100 mg once daily
●	Preliminary signs of clinical activity in biomarker-selected populations – 8 stable disease cases
●	Durable disease stabilization in heavily pretreated patients across multiple tumor types
●	Dose-proportional pharmacokinetics supporting once-daily dosing

ATRN-119 (Mosipasertib), Phase 1/2a Safety Results

Treatment Related AEs Reported in ≥ 2 Patients and/or any Grade ≥ 3 in Patients Treated With ATRN-119 QD as of February 26, 2026 (N=33):

ATRN-119 (Mosipasertib), Phase 1/2a, Summary of Duration of Treatment

A total of eight stable disease patients were observed in the dose escalation Phase 1 trial, four at the QD cohorts and 4 at the BID cohorts:

Duration Of Treatment for Patients Dosed QD (N=33)

Opportunities for Combination of ATRN-119 (Mosipasertib) with Other Therapies

Combinations of anti-cancer agents have the potential to interact synergistically. This synergy can potentially augment efficacy over monotherapy regimens and reduce the risk of drug resistance. We believe that our ATRN-119 could potentially interact synergistically with various anti-cancer agents, including PARP inhibitors, WEE1 inhibitors, radiopharmaceuticals, chemotherapies, ADCs and immunotherapies. In a preclinical study, we evaluated ATRN-119 and the PARP inhibitor olaparib as both monotherapies and a combination therapy in a patient-derived xenograft, or PDX, ovarian cancer mouse model. Mice were first transplanted with patient-derived BRCA2 deficient ovarian cancer tumor material. When tumors grew to approximately 100 mm3 the mice were dosed (N=6-8 per group) with vehicle, olaparib at 50 mg/kg/day, ATRN-119 at 90 mg/kg twice daily, or the combination of the two agents at the same doses and schedules. In this study, ATRN-119 and olaparib monotherapies demonstrated comparable tumor growth inhibition. However, the combination of ATRN-119 + olaparib demonstrated statistically significant tumor growth inhibition compared to either single agent or vehicle control. Body weight loss, as a measurement of tolerability, was negligible in the mice receiving any of these regimens.

We are currently in discussions with leading academic centers to explore combining ATRN-119 with radiation in patients with HPV+ head and neck cancer. Additional investigator-led studies evaluating ATRN-119 in combination with an I/O agent and antibody-drug conjugates (ADCs) are also being explored.

ATRN-119 + Olaparib Combination Drives Regression and No Serious Toxicity in BRCA2-deficient PDX Model

DYRK1A/B Inhibitor, APR-1602

We also have an early preclinical program, in which a first generation macrocyclic lead candidate was selected. We plan to have APR-1602 ready to enter IND-enabling studies during the fourth quarter of 2026.

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

With respect to our WEE1 inhibitor product candidate, APR-1051, several companies are developing WEE1 inhibitors, including Zentalis Pharmaceuticals, Debiopharm, IMPACT Therapeutics, Schrodinger and Acrivon Therapeutics.

Several of these companies are conducting clinical trials with their WEE1 inhibitors as monotherapy and/or in combination with other chemotherapies and targeted agents. AstraZeneca was previously developing a clinical-stage WEE1 inhibitor, AZD-1775 (Adavosertib), but reported discontinuation of further development in July 2022.

With respect to our ATR inhibitor, ATRN-119, several companies are developing ATR inhibitors, including Artios Pharma, AstraZeneca, IMPACT Therapeutics, Merck KGaA and Xeno Therapeutics (formerly Repare Therapeutics’ ATR inhibitor program). Several of these companies are conducting clinical trials with their ATR inhibitors as monotherapy and/or in combination with other chemotherapies and targeted agents.

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

Patent portfolio

As of December 31, 2025, our exclusively owned patent portfolio is directed toward various aspects of our product candidates and research programs.

As of December 31, 2025, the portion of our portfolio for DDR inhibitors, including our ATR and WEE1 programs, consists of 4 issued U.S. patents, 2 U.S. patent applications, 30 pending non-U.S. patent applications (including 1 International patent application), and 22 non-U.S. patents. The claims of these owned patents and patent applications are directed toward composition of matter, pharmaceutical compositions and methods of use. The granted patents and pending applications, if issued, in this family are expected to expire between 2035 and 2045, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of December 31, 2025, the portion of our portfolio for p53 reactivators, including eprenetapopt, consists of 3 issued U.S. patents, 1 pending U.S. application, and approximately 80 foreign issued patents. The claims of these owned patents and patent applications are directed toward drug product formulations and methods of use. The granted patents and pending applications, if issued, in this family are expected to expire between 2031 and 2040, not giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

The IND and IRB processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, a sponsor must submit, among other things, a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The sponsor may be a company seeking to develop the drug or, as in the case of an investigator-initiated trial, the sponsor may be an investigator who is conducting the trial. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. If the FDA has neither commented on nor questioned the IND within this 30-day period, the IND is deemed to be in effect and the clinical trial proposed in the IND may begin.

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

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. In September 2025, FDA announced that it is considering ending advisory committee on new drugs because they take up significant resources and may not be needed. It is currently unclear whether and to what extent FDA may implement such changes in its use of advisory committees.

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

Human Capital Resources and Employees

As of December 31, 2025, we had 8 full-time employees, of which 5 employees are directly engaged in research and development with the rest providing administrative, business and operations support. We also utilize outside consultants and independent contractors to supplement our full-time workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider the relationship with our employees to be good.

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

Information about Our Executive Officers

The following table sets forth certain information about our executive officers as of December 31, 2025.

Name	Age	Position
Oren Gilad, Ph.D.	57	President and Chief Executive officer
John P. Hamill	61	Senior Vice President, Chief Financial Officer and Secretary

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

John P. Hamill joined Aprea in January 2023 from Windtree Therapeutics where he served as Senior Vice President and Chief Financial Officer since 2020. He brings more than 30 years of financial leadership experience in the pharmaceutical, biopharmaceutical, and clinical research sectors. He has broad-based experience in financial, administrative, information technology, and facility functions, in addition to having successfully completed IPO and follow-on offerings for several pharmaceutical companies. John has also recently provided consulting services to various life science companies, headed up finance at Trevena, Inc., where he was instrumental in successfully raising equity; NephroGenex, Inc., where he actively led the IPO and subsequent financial restructuring and sale of the company; Savient Pharmaceuticals, where he led a sale process resulting in $120 million in proceeds; and PharmaNet where he successfully completed its sale for approximately $250 million, which then became known as PharmaNet Development Group, where he directed financial and administrative operations for the company. John received a B.S. in Accounting and Business and Computer Science from DeSales University and is a certified public accountant.

Environmental Regulations

We believe we are compliant in all material respects with applicable environmental laws. Presently, we do not anticipate such compliance will have a material effect on capital expenditures, earnings, or our competitive position with respect to any of our operations.

Corporate Information

We were incorporated in Delaware in May 2019. Our corporate headquarters are located at 3805 Old Easton Road, Doylestown, Pennsylvania 18902, and our telephone number is (215) 948-4119.

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

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	If we fail to maintain compliance with the minimum listing requirements, our common stock will be subject to delisting and our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
●	We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of APR-1051 and ATRN-119. Our clinical trials of APR-1051 and ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize APR-1051 or ATRN-119 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing APR-1051 and ATRN-119. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.

●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to conduct their operations in compliance with regulatory requirements or to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate commercial revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq Stock Market, or Nasdaq, continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

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

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $12.6 million and $13.0 million for the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $333.6 million as of December 31, 2025. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We have incurred net losses and utilized cash in operations since inception. In addition, as of December 31, 2025, we had approximately $14.6 million in cash and cash equivalents and expect to continue to incur significant cash outflows and incur future additional losses to execute our operating plan. While we intend to finance our cash needs principally through collaborations, strategic alliances, or license agreements with third parties and/or debt or equity financings, there is no assurance that new financing will be available to us on commercially acceptable terms or in the amounts required, if at all.  Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalents as of December 31, 2025, we have concluded that substantial doubt exists about our ability to continue as a going concern within one year after the date of the filing of this Annual Report. If we are unsuccessful in securing sufficient financing, we may need to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects, or cease operations.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. APR-1051 and ATRN-119, are in clinical development and our other product candidates are in preclinical development. We have currently paused further patient enrollment in both the once daily and twice daily monotherapy dosing arms of ABOYA-119 and started the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale drug products, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We believe that our existing cash and cash equivalents as of December 31, 2025 and the proceeds from our January 2026 private placement will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2027. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of APR-1051 and ATRN-119 and our other product candidates for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for APR-1051, ATRN-119 and our other product candidates;
●	the scope, progress, and results of exploring ATTN-119 in potential combination approaches;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

Changes in regulations and policies by the U.S. administration and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. For example, in April 2025, increased tariffs were imposed on all countries and individualized “reciprocal” higher tariffs on certain countries with which the United States has the largest trade deficits, with the highest tariffs imposed on imports from China. China and other countries responded by announcing retaliatory tariffs on U.S. imports. A few days later, the tariffs imposed on most countries were reduced to 10 percent, with the exception of China, for a period of 90 days to allow trade negotiations with those countries. It is unclear whether the tariff increases with China will continue to escalate. The tariff increases have significantly disrupted the global markets and may significantly escalate tensions between the U.S. and other countries, especially China. We procure APIs and other raw materials from a supplier in China . The extent of the impact that such tariffs, trade policies, or new legislation or regulations will have on our business specifically, or on the U.S. market and global economy generally, are uncertain and in the long term, unpredictable, and could adversely affect our business, financial condition, and results of operations. The continued impact of these tariffs may impair our plans for further drug development in the U.S. market as well as our ability to generate revenues.

The current U.S. administration has recently issued regulations to restrict direct and indirect investment by U.S. persons into companies with specified connections to China that use specific technologies of concern. Such changes in the regulations and policies by the current U.S. administration and the resulting political and economic uncertainty materially impact our operations and those of our third-party service providers and reduce our ability to access capital, which could negatively affect our liquidity and adversely affect our business and the value of our common stock. The current U.S. administration may also enact other new regulations or policies that affect trade with China or otherwise impact the pharmaceutical industry by enacting laws to restrict U.S. pharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of pharmaceutical products. In April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. Further, in April 2025, an executive order to lower prescription drug prices was signed. The details of such proposed regulations and policies are unclear, and the final terms and impact remain uncertain and may pose long-term risks to our business.

In addition, natural and man-made disasters and global health emergencies, including pandemics and epidemics, may adversely affect the financial markets and global economy, increase inflation and result in significant business disruptions. We and our third-party services providers could be subject to the impact of natural or man-made disasters and other business disruptions, which include, but are not limited to, hurricanes, flooding, typhoons, tornados, wildfires and fires, drought, extreme heat, earthquakes, water shortages, blizzards and other extreme weather conditions, resulting in significant damage to our facilities, inventory or equipment, which could disrupt, delay or curtail our operations. Such business disruptions may also heighten the risk of power outages, telecommunications, transportation or other infrastructure failure, cybersecurity incidents or physical security breaches. The cost of insurance has increased significantly, including as a result of the impact of climate change and inflation, and we may not be able to obtain sufficient coverage at a reasonable cost to protect us against losses from such disasters and unforeseen events.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns or global health emergencies, their inability to hire, retain or deploy key leadership and other personnel, a high turnover of key leadership positions, or significant changes in policies and processes based on political considerations could prevent products from being developed, approved or commercialized in a timely manner or at all or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our operations.

The ability of the FDA and other government agencies to review and approve products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, high turnover in key leadership positions, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Such disruptions at the FDA and other agencies may also increase the time necessary for new therapies or modifications to approved therapies to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

The political and economic environment in the United States could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the U.S. administration may directly affect us and the global economy.

The political and economic environment in the United States and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. For example, significant layoffs or turnover at FDA could affect the FDA’s ability to respond to regulatory filings. High turnover of key FDA leadership positions could result in regulatory inconsistency and unpredictability that may undermine product development and approval. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price.

Further, the current U.S. administration and congressional seat turnover may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the pharmaceutical industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of APR-1051 and ATRN-119 which are in clinical development. Our clinical trials of APR-1051 and ATRN-119 may not be successful. If we are unable to obtain approval for and commercialize APR-1051 and ATRN-119 or experience significant delays in doing so, our business will be materially harmed.

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

The success of APR-1051 and ATRN-119 will depend on several factors, including the following:

●	successful patient enrollment and timely completion of clinical trials of APR-1051 and ATRN-119;
●	successful initiation and successful patient enrollment and completion of additional clinical trials, for APR-1051 or ATRN-119 or our other product candidates;
●	with the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all;
●	While we are currently considering further ATRN-119 development in combination approaches that could expand its therapeutic potential, we may be unable to advance development of ATRN-119 in combinations in a timely manner, if at all;
●	our ability to demonstrate APR-1051’s and ATRN-119’s safety and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for APR-1051 and ATRN-119;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;

●	the extent of, and our ability to timely complete, any post-marketing approval commitments or requirements imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of APR-1051 and ATRN-119 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety and efficacy profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

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

We are in the early stages of testing APR-1051 and ATRN-119 in Phase 1 clinical trials and we have not tested APR-1051 or ATRN-119 in later phase clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

We are in the early stages of testing APR-1051 and ATRN-119 in clinical trials and we have not tested APR-1051 or ATRN-119 in later phase clinical trials. The results of preclinical studies, whether or not conducted by us, may not be predictive of the results of clinical trials, and the results of the early-stage clinical trials that we are conducting today and that we may commence in the future may not be predictive of the results of the later-phase clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates APR-1051 and ATRN-119 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed on in later stage clinical trials. In particular, the small number of patients in our current and planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their product candidates. Our current and future clinical trials for APR-1051 and ATRN-119 may not ultimately be successful or support further clinical development. There is a high failure rate for product candidates proceeding through clinical trials. In addition, with the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We have filed and obtained issuance of INDs for APR-1051 and ATRN-119, but we may not be able to file and obtain issuance of INDs that may be required for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that lead FDA, IRBs, or other authorities to suspend, terminate, or require changes to our clinical trials. Additionally, even if such regulatory and other authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials and changes to existing clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file and obtain issuance of INDs on the timelines we expect or to obtain regulatory clearance or approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

While we have assembled a team with extensive experience in the discovery, development, and commercialization of oncology drugs to support our mission of developing novel synthetic lethality-based cancer therapeutics, we have limited experience designing, conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have not completed any clinical trials as a company. Our operations to date provide a limited basis to assess our ability to develop and commercialize our product candidates. In addition, with the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question;
●	patients’ and clinicians’ perceived risks and benefits of the product candidate under study;
●	competing clinical trials or compassionate use programs;
●	efforts to facilitate timely enrollment in clinical trials;
●	physicians’ attitudes and practices with respect to clinical trial enrollment;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients;
●	continued enrollment of prospective patients by clinical trial sites; and
●	the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches.

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

In general, our clinical trials of APR-1051 and ATRN-119 will or currently include cancer patients who are very sick and whose health is deteriorating. We expect that patients may experience adverse events, serious adverse events or may die during their participation in our current or future clinical trials for APR-1051 and ATRN-119 or other product candidates. We cannot predict with certainty what adverse events may occur in our clinical trials. Any adverse events, serious adverse events, or deaths occurring in our clinical trials, whether related to our product candidates or not, could affect perceptions relating to our product candidates. In addition, our previous clinical trials of eprenetapopt included cancer patients who were very sick and whose health was deteriorating, and we expect that additional clinical trials of eprenetapopt and our other product candidates would include similar patients with deteriorating health. Multiple patients in these trials have experienced adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness, fatigue, and neutropenia. Some patients in these trials have experienced serious adverse events. The most common serious adverse events include febrile neutropenia, pneumonia, sepsis, and pyrexia.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. Additionally, with the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in treating specific conditions in order to obtain marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent later-stage clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Additionally, with the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all.

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

We are developing APR-1051, which is an orally bioavailable small molecule inhibitor of WEE1, a key regulator of multiple phases of the cell cycle. We are aware of other product candidates that are in preclinical and clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates developed by Zentalis Pharmaceuticals, Debiopharm, IMPACT Therapeutics, Schrodinger and Acrivon Therapeutics, among others. If APR-1051 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action.

We are also developing ATRN-119 which is an orally bioavailable small molecule product candidate that targets Ataxia ATR protein within the DNA damage response pathway. We are aware of other product candidates that are in clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates in clinical development being tested by Artios Pharma Ltd., AstraZeneca Plc, Bayer AG, IMPACT Therapeutics, Inc., and Xeno Therapeutics (formerly Repare Therapeutics, Inc.), among others. If ATRN-119 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action. With the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all.

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

If we are successful at obtaining regulatory approval for APR-1051, ATRN-119, or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. With the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all. These trials may reveal side effects or other harmful effects in patients that use our products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post-market studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

Given these results, FDA feedback and the costs of continuing the p53 reactivator development programs, we have shifted our primary focus of our activities to the discovery and development of molecules targeting DDR pathways in oncology through synthetic lethality. Advancing eprenetapopt as a novel product to reactivate p53 creates significant challenges for us, including:

●	obtaining marketing approval, as obtaining regulatory approval of a p53 reactivator from the FDA or comparable foreign regulatory authorities has never been done before;
●	educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into treatment regimens;
●	strengthening and extending the duration of the IP protection of the p53 reactivator; and
●	establishing the sale and marketing capabilities to gain market acceptance, if approved.

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

Our proprietary position for eprenetapopt depends upon patents that consist of formulation patent claims, which may not prevent a competitor or other third party from using the same product candidate for another use or in another formulation.

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

We have never obtained marketing approval for a product candidate. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, extraneous factors, including an epidemic or pandemic disease outbreak, or other public health situations, could impact the timeline for FDA and comparable foreign regulatory authorities to review an application for one of our product candidates. It is possible that the FDA and comparable foreign regulatory authorities may refuse to accept for filing and substantive review any new drug applications, or NDAs, marketing authorization applications, or MAA, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA, or comparable foreign regulatory authorities do not accept or approve our NDAs or MAAs for our product candidates, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other regulatory authority-required studies, approval of any NDA, MAA or other application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or comparable foreign regulatory authorities to approve our NDAs or our MAAs. The current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches, may further extend the time required to obtain approval by the FDA and comparable foreign regulatory authorities for ATRN-119.

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

Our product candidates could fail to receive marketing approval, or marketing approval for our product candidates could be limited or delayed, for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission and applications or to obtain marketing approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may fail to approve any companion diagnostics that may be required in connection with approval of our therapeutic product candidates
●	the FDA or the applicable foreign regulatory agency may fail to approve the formulation, labeling and/or the specifications for our product candidate
●	changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	the current voluntary pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches; and
●	we may be unable to collaborate successfully with third parties as needed for the potential development of ATRN-119 in combinations.

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain marketing approval to market APR-1051 or ATRN-119, which would significantly harm our business, results of operations and prospects. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any collaborators we may have in the future, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

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

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-

designated indication due to the uncertainties associated with developing drug products. If this happens, marketing approval for our product candidate may be delayed due to the first-approved product’s orphan drug exclusivity, unless we demonstrate clinical superiority. We may not be able to demonstrate that our product is clinically superior to a first-approved product with orphan drug exclusivity, i.e., that it provides greater safety or efficacy or a major contribution to patient care. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We may seek a breakthrough therapy designation for APR-1051 or ATRN-119, or one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

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

A fast track designation by the FDA for APR-1051, ATRN-119, or any of our other product candidates may not actually lead to a faster development or regulatory review or approval process.

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

Our total net deferred tax assets as of December 31, 2025 were $56.3 million. Of that amount, $29.5 million relates to gross deferred tax assets in Aprea AB. Our anticipated activities are also expected to result in future significant net operating losses in the United States and Sweden resulting in additional deferred tax assets. Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity. The company has provided a valuation allowance of $56.3 million on our net deferred tax assets as of December 31, 2025, because, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. Additionally, most of our deferred tax assets are determined by reference to applicable corporate income tax rates in Sweden or the United States. Accordingly, in the event of a reduction of any such corporate income tax rates, the carrying value of certain of our deferred tax assets would decrease.

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

As of December 31, 2025, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 13.8% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of APR-1051 or ATRN-119 and any of our other product candidates;

●	the current voluntary pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches;
●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

The continued listing standards of Nasdaq applicable to the Nasdaq Capital Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if the listed company does not regain compliance within a 180-day grace period, it may be subject to delisting. In order to regain compliance, the bid price of the listed company’s common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within a 180-day grace period. On January 23, 2026, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we would be afforded 180 calendar days to regain compliance with the bid price requirement. There can be no assurance that we will regain compliance with the minimum bid price requirement or, if we do so, that we will maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards.

If we fail to regain compliance with the minimum bid price requirement or other Nasdaq listing standards, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Delisting could also cause us to pursue eligibility for trading of securities on other markets or exchanges, including the OTC BB or QB markets, or on the OTC “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the OTC markets or the pink sheets. Delisting from Nasdaq would also result in negative publicity, make it more difficult for us to raise additional capital, cause us to lose eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

Item 1B. Unresolved Staff Comments

Not applicable.

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

Item 2. Properties

We have a facility in Doylestown, Pennsylvania which consists of office and laboratory space of approximately 1,550 square feet under an operating lease agreement that expires in October 2026. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate any potential expansion of our operations.

Item 3. Legal Proceedings

There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference to Note 9 of the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is listed on the Nasdaq Capital Market under the symbol "APRE".

As of March 16, 2026, we had approximately 132 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Unregistered sales of equity securities

In October 2025, we issued 20,000, 5,000 and 2,500 shares of our common stock, par value $0.001 per share, respectively, to three consultants in consideration for bona fide services rendered to us (collectively, the “Consultant Issuances”). The Consultant Issuances were made pursuant to actions approved by our Board of Directors on October 11, 2025.

The foregoing shares were issued in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder, as transactions not involving a public offering. Each consultant represented, among other things, that they were acquiring the securities for investment and not with a view to distribution, and either was an “accredited investor” within the meaning of Rule 501(a) of Regulation D or, to the extent applicable, possessed such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The issuances did not involve any general solicitation or general advertising. The securities issued have not been registered under the Securities Act and were issued as “restricted securities” as defined in Rule 144 under the Securities Act, and appropriate restrictive legends were affixed to the certificates or book entry statements evidencing such securities. No underwriting discounts or commissions were paid, and no underwriters were involved in the transactions.

There were no other unregistered sales of equity securities during the period covered by this report that were not previously disclosed in a Current Report on Form 8 K.

Repurchases of equity securities by the issuer

There were no share repurchases during the year ended December 31, 2025.

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

We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, our IND for APR-1051 (IND 169359) went into effect and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051, our Phase 1 dose escalation study. Preliminary results provide early clinical proof-of-concept of APR-1051. A potential dose-response trend was observed, with increasing single-agent activity across the 70 mg, 100 mg, 150 mg and 220 mg cohorts. On January 29, 2026, we announced the first unconfirmed partial response (uPR) observed in a patient enrolled in the ongoing Phase 1 ACESOT-1051 dose-escalation study: a patient with PPP2R1A-mutated uterine serous carcinoma, a form of endometrial cancer, treated at the 150 mg dose level of APR-1051. At the protocol-defined 8-week first imaging assessment, the patient achieved a 50% reduction in target lesion size per RECIST v1.1 criteria, along with a marked reduction in cancer antigen 125 (CA-125) levels, from 732 to 70 U/mL. CA-125 is a well-recognized tumor marker in endometrial cancer. On February 18, 2026, we announced the second uPR observed in a patient with PPP2R1A-mutated endometrial cancer, treated at the 220 mg dose level: at the first imaging assessment the patient achieved a 50% reduction in target lesion size, along with a marked decline in CA-125 from 362 at baseline to 47 U/mL, further supporting the anti-tumor activity of APR-1051. In addition, preliminary results from the ACESOT-1051 study indicate that APR-1051 has been safe and well-tolerated to date, supporting our development strategy to differentiate WEE1 inhibition through a potentially improved therapeutic index. We anticipate open-label safety/efficacy data to be available in the second quarter of 2026 and expect to complete dose-escalation in the third quarter of 2026.

Our second clinical-stage synthetic lethality product candidate is ATRN-119, an oral small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR. The ATR kinase is a master regulator of the DNA damage response, with key roles in cell cycle control and DNA repair following replication stress. On October 15, 2025, we determined the recommended Phase 2 dose (RP2D) of 1,100 mg once daily for ATRN-119 in the monotherapy arm of the ongoing ABOYA-119 Phase 1/2a dose-escalation study, in patients with advanced solid tumors. Building on the completion of dose escalation and supported by new preclinical data suggesting potential synergistic anti-tumor effects, we are considering further ATRN-119 development in combination approaches that could expand its therapeutic potential. We believe ATRN-119's mechanism of action, favorable safety profile, and pharmacologic characteristics make it an ideal candidate for combination with other anti-cancer therapies, including radiation therapy, antibody-drug conjugates and immune checkpoint inhibitors. As part of this strategic focus, we voluntarily paused further enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and we started an orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches.

We are currently in discussions with leading academic centers to explore combining ATRN-119 with radiation in patients with HPV+ head and neck cancer. Additional investigator-led studies evaluating ATRN-119 in combination with an I/O agent and antibody-drug conjugates, are also being explored, based on preclinical evidence that ATR inhibition can enhance anti-tumor immune responses.

In addition, we also have an early-stage program, APR-1602, a macrocyclic DYRK1A/B inhibitor, that will be ready to enter IND-enabling studies in the fourth quarter of 2026. We do not currently have any ongoing preclinical studies or clinical trials involving our reactivators of mutant p53 and our primary focus is on the discovery and development of molecules targeting DDR pathways in oncology through synthetic lethality.

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

Liquidity

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Our net losses were $12.6 million and $13.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $333.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

As of December 31, 2025, we had cash and cash equivalents of $14.6 million. We believe that our existing cash and cash equivalents as of December 31, 2025 and the gross proceeds of approximately $5.6 million received from our private placement of our common stock and warrants in January 2026, before deducting placement agent fees and offering costs of approximately $0.4 million, will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we progress clinical trials for APR-1051. With the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all.

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

Other income and expense

Interest income and expense

Interest income consists of income earned on our cash and cash equivalents. Interest income is decreasing as (i) our cash balance decreases as we continue to fund operations and (ii) a change in interest rates.

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

Results of operations

Comparison of the years ended December 31, 2025 and 2024

	Years ended December 31,
	2025	2024	Change
Grant revenue	$285,759	$1,502,581	$(1,216,822)
Operating expenses:
Research and development	7,043,035	9,363,537	(2,320,502)
General and administrative	6,476,560	6,458,699	17,861
Total operating expenses	13,519,595	15,822,236	(2,302,641)
Loss from operations	(13,233,836)	(14,319,655)	1,085,819
Other income (expense):
Interest income, net	652,086	1,289,144	(637,058)
Other income	77,500	—	77,500
Foreign currency (loss) gain	(95,319)	71,800	(167,119)
Total other income	634,267	1,360,944	(726,677)
Net loss	$(12,599,569)	$(12,958,711)	$359,142

Grant revenue

Grant revenue from the National Cancer Institute of the National Institutes of Health (“NIH”) for the years ended December 31, 2025 and 2024 was approximately $0.3 million and $1.5 million, respectively. The decrease in grant revenue of $1.2 million is due to recognizing less grant revenue from the NIH.

Research and development expenses

	Years ended December 31,
	2025	2024	Change
APR-1051	$2,582,989	$3,348,050	$(765,061)
ATRN-119	3,170,099	3,649,965	(479,866)
APR‑246	13,279	15,325	(2,046)
Other early‑stage development programs	126,945	270,280	(143,335)
Unallocated research and development expenses	1,149,723	2,079,917	(930,194)
Total research and development expenses	$7,043,035	$9,363,537	$(2,320,502)

Research and development expenses for the year ended December 31, 2025 were $7.0 million, compared to $9.4 million for the year ended December 31, 2024. The overall decrease of $2.3 million was primarily due to the following:

●	a decrease of $0.8 million related to ACESOT-1051, our Phase 1 dose-escalation study for APR-1051, our small molecule WEE1 inhibitor;
●	a decrease of $0.5 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, our clinical-stage oral small molecule inhibitor of ATR. The ABOYA-119 clinical trial was voluntarily paused in October 2025 and we started an orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches; and
●	a decrease of $0.9 million in non-program consulting expenses.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2025 were $6.5 million, compared to $6.5 million for the year ended December 31, 2024.

Other income and expense

Foreign currency loss was $95,319 for the year ended December 31, 2025 compared to a foreign currency gain of $71,800 for the year ended December 31, 2024. The change in the foreign currency of $167,119 was primarily due to a weakening of the U.S. dollar against the Swedish Krona during the year ended December 31, 2025 as compared to the year ended December 31, 2024. Other income was $77,500 for the year ended December 31, 2025 and was related to the monetization of a portion of the Company’s state net operating loss carryforwards. Interest income for the years ended December 31, 2025 and 2024 primarily consisted of interest earned on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public and private sales of our common stock. As of December 31, 2025, we had cash and cash equivalents of $14.6 million. We believe that our existing cash and cash equivalents as of December 31, 2025, together with the capital raised in our January 2026 private placement financing, will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2027. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements.

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

On November 8, 2024, we entered into an At the Market Offering Agreement, or the 2024 ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, we may, from time to time, in our sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of our common stock. During the year ended year ended December 31, 2025, we issued and sold 1,337,948 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $1.9 million. During the year ended December 31, 2024, we issued and sold 41,152 shares of common stock under the Sales Agreement resulting in net proceeds of approximately $0.1 million.

On December 8, 2025, we entered into a securities purchase agreement with certain purchasers (the “December Purchasers”) pursuant to which we agreed to issue and sell to the December Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the December Purchasers agreed to purchase from us (i) 26,459 shares of our common stock at a purchase price of $1.165 per share (the “December 2025 Shares”), (ii) pre-funded common stock purchase warrants at a purchase price of $1.164 to purchase an aggregate of up to 2,596,564 shares of our common stock at an exercise price of $0.001 per share (the “December 2025 Pre-Funded Shares”), (iii) common stock purchase warrants to purchase up to 2,880,533 shares of our common stock at an exercise price of $1.04 per share, including this issuance of a warrant to purchase up to 257,510 shares of our common stock to the placement agent (the “December 2025 Warrants”). The December 2025 Warrants will be exercisable until the five-year anniversary of issuance. To the extent that the exercise of a December 2025 Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of our outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate upfront gross proceeds from the issuance of common stock and pre-funded common stock purchase warrants totaled approximately $3.1 million, before deducting placement agent fees and offering costs of approximately $0.4 million. In December 2025, we registered on Form S-3 the resale of the December 2025 Shares, the December 2025 Pre-Funded Shares and the shares underlying the December 2025 Warrants.

On January 28, 2026, we entered into a securities purchase agreement with certain purchasers (the “Purchasers”) pursuant to which we agreed to issue and sell to the Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the Purchasers agreed to purchase from us (i) 1,877,677 shares of our common stock at a purchase price of $0.8891 per share (the “January 2026 Shares”), (ii) pre-funded common stock purchase warrants at a purchase price of $0.8890 to purchase an aggregate of up to 4,411,180 shares of our common stock at an exercise price of $0.001 per share (the “January 2026 Pre-Funded Shares”), (iii) common stock purchase warrants to purchase up to 6,288,857 shares of our common stock at an exercise price of $0.765 per share (the “January 2026 Warrants”). The January 2026 Warrants will be exercisable until the two-year anniversary of issuance. To the extent that the exercise of a January 2026 Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of our outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate upfront gross proceeds from the issuance of common stock and pre-funded common stock purchase warrants totaled approximately $5.6 million, before deducting placement agent fees and offering costs of approximately $0.4 million.

In the future, we may periodically offer securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2024 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(12,894,439)	$(13,556,718)
Investing activities	—	(15,478)
Financing activities	4,640,238	14,821,895
Change in cash and cash equivalents	$(8,254,201)	$1,249,699

Operating activities

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $12.9 million for the year ended December 31, 2025 compared to $13.6 million for the year ended December 31, 2024. The decrease in net cash used in operating activities of $0.7 million was primarily attributable to a change in operating assets and liabilities of $0.1 million, partially offset by a decrease in our net loss of $0.4 million.

Investing activities

No cash was used in or provided by investing activities for the year ended December 31, 2025. Cash used in investing activities for the year ended December 31, 2024 of $15,478 was for the purchase of property and equipment.

Financing activities

Net cash provided by financing activities was $4.6 million for the year ended December 31, 2025. Cash provided by financing activities was attributable to the net proceeds of $2.7 million, after deducting underwriting discounts and offering expenses of approximately $0.3 million, received from the sale of 26,459 shares of common stock, 2,596,564 pre-funded common stock purchase warrants, 2,623,023 common stock purchase warrants and 257,510 placement agent common stock purchase warrants in December 2025 and net proceeds of $1.9 million from the sale of 1,337,948 shares of common stock pursuant to at-the-market stock sales.

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

As of December 31, 2025, we had cash and cash equivalents of $14.6 million. We believe that our existing cash and cash equivalents as of the year ended December 31, 2025 and the gross proceeds of approximately $5.6 million received from our private placement of our common stock and warrants in January 2026, before deducting placement agent fees and offering costs of approximately $0.4 million, will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements.

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

125

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

Contractual obligations and commitments

We have an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which is currently set to expire on October 31, 2026. Rent expense under this lease is $115,000 annually and the company has applied the short-term exception to this lease.

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

Recent accounting pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about recent accounting pronouncements, the timing of adoption, and our assessment, if any, of their potential impact on our financial condition and results of operations.

Item 7A. Quantitative and qualitative disclosures about market risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of December 31, 2025, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

126

Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. In addition, we do not believe that we currently have any significant direct foreign exchange risk. Accordingly, we have not used any derivative financial instruments to hedge exposure to such risk.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the year ended December 31, 2025.

127

Item 8. Financial Statements and Supplementary Data

Aprea Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aprea Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aprea Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accruals for Clinical Trial Expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date, the Company records its accrued clinical trial expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants in connection with performing research and development activities, and in making that accrual, may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of contract milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and the level of service performed and the associated cost incurred for the service when an invoice has not been received. The Company’s accrual for clinical trial expenses of $0.9 million is included in accrued expenses on the December 31, 2025 consolidated balance sheet. The amounts accrued for clinical trial expenses represent the unpaid clinical trial expenses based on the information available to the Company at that time.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s accrual process, including the process of accruing the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements and contract amendments entered into with vendors in connection with conducting clinical trials, evaluating the methods used in developing the accrual for clinical trial expenses and calculating the amounts that were unpaid at the balance sheet date. We confirmed selected amounts accrued directly with the third parties involved in performing the research and development services on behalf of the Company. We made direct inquiries of financial and clinical trial client personnel regarding status, change orders and progress towards completion of clinical trials and descriptions of future commitments.  We also examined invoices issued by and payments made to service providers after the consolidated balance sheet date.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 16, 2026

Aprea Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$14,599,347	$22,849,885
Prepaid expenses and other current assets	961,899	726,254
Total current assets	15,561,246	23,576,139
Property and equipment, net	59,807	81,522
Restricted cash	41,186	40,170
Other noncurrent assets	271,162	281,662
Total assets	$15,933,401	$23,979,493
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$713,668	$1,352,240
Accrued expenses	2,050,690	2,008,735
Total current liabilities	2,764,358	3,360,975
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 31,194 and 56,227 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	727,361	1,311,063
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 8,192,538 and 5,481,055 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	8,192	5,481
Additional paid-in capital	356,709,645	350,971,225
Accumulated other comprehensive loss	(10,634,714)	(10,627,379)
Accumulated deficit	(333,641,441)	(321,041,872)
Total stockholders’ equity	12,441,682	19,307,455
Total liabilities and stockholders' equity	$15,933,401	$23,979,493

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2025	2024
Grant revenue	$285,759	$1,502,581
Operating expenses:
Research and development	7,043,035	9,363,537
General and administrative	6,476,560	6,458,699
Total operating expenses	13,519,595	15,822,236
Loss from operations	(13,233,836)	(14,319,655)
Other income (expense):
Interest income, net	652,086	1,289,144
Other income	77,500	—
Foreign currency (loss) gain	(95,319)	71,800
Total other income	634,267	1,360,944
Net loss	$(12,599,569)	$(12,958,711)
Other comprehensive loss:
Foreign currency translation	(7,335)	(16,106)
Total comprehensive loss	$(12,606,904)	(12,974,817)
Net loss per share attributable to common stockholders, basic and diluted	$(1.93)	$(2.35)
Weighted-average common shares outstanding, basic and diluted	6,538,722	5,509,921

See accompanying notes to consolidated financial statements

Aprea Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

					Additional	Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2023	56,227	$1,311,063	3,736,673	$3,736	$335,644,204	$(10,611,273)	$(308,083,161)	$16,953,506
Vesting of restricted stock units			10,518	11	(11)	—	—	—
Issuance of common stock and pre-funded warrants, net	—	—	1,687,712	1,688	14,685,802	—	—	14,687,490
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	41,152	41	134,364	—	—	134,405
Issuance of common stock to consultant	—	—	5,000	5	17,430	—	—	17,435
Stock‑based compensation	—	—	—	—	489,436	—	—	489,436
Foreign currency translation	—	—	—	—	—	(16,106)	—	(16,106)
Net loss	—	—	—	—	—	—	(12,958,711)	(12,958,711)
Balance at December 31, 2024	56,227	$1,311,063	5,481,055	$5,481	$350,971,225	$(10,627,379)	$(321,041,872)	$19,307,455
Conversion of preferred stock to common stock	(25,033)	(583,702)	12,516	12	583,690	—	—	583,702
Vesting of restricted stock units			17,154	17	(17)	—	—	—
Issuance of common stock and pre-funded warrants, net	—	—	26,459	26	2,724,896	—	—	2,724,922
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	1,337,948	1,338	1,913,887	—	—	1,915,225
Issuance of common stock to consultants	—	—	27,500	28	39,022	—	—	39,050
Exercise of pre-funded warrants	—	—	1,289,906	1,290	(1,199)	—	—	91
Stock‑based compensation	—	—	—	—	478,141	—	—	478,141
Foreign currency translation	—	—	—	—	—	(7,335)	—	(7,335)
Net loss	—	—	—	—	—	—	(12,599,569)	(12,599,569)
Balance at December 31, 2025	31,194	$727,361	8,192,538	$8,192	$356,709,645	$(10,634,714)	$(333,641,441)	$12,441,682

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,599,569)	$(12,958,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,715	22,318
Stock‑based compensation	478,141	489,436
Issuance of common stock to consultants	39,050	17,435
Foreign currency loss (gain)	95,319	(71,800)
Changes in operating assets and liabilities:
Prepaid expenses and other current and noncurrent assets	(217,906)	(96,674)
Accounts payable	(646,701)	(314,207)
Accrued expenses	(64,488)	(115,541)
Deferred grant revenue	—	(528,974)
Net cash used in operating activities	(12,894,439)	(13,556,718)
Cash flows from investing activities:
Purchases of property and equipment	—	(15,478)
Net cash used in investing activities	—	(15,478)
Cash flows from financing activities:
Proceeds from the exercise of warrants	91	—
Proceeds from issuance of common stock	5,047,606	16,140,356
Common stock issuance costs	(407,459)	(1,318,461)
Net cash provided by financing activities	4,640,238	14,821,895
Change in cash, cash equivalents and restricted cash	(8,254,201)	1,249,699
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,679	(7,181)
Cash, cash equivalents and restricted cash—beginning of year	22,890,055	21,647,537
Cash, cash equivalents and restricted cash—end of period	$14,640,533	$22,890,055

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$14,599,347	$22,849,885
Restricted cash	41,186	40,170
Total cash, cash equivalents and restricted cash	$14,640,533	$22,890,055

Non-cash investing and financing activities:
Conversion of Series A convertible preferred stock to common stock	$583,702	$—

See accompanying notes to consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of business and basis of presentation

Nature of business— Aprea Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on precision oncology through synthetic lethality. The Company began principal operations in 2006 and is headquartered in Doylestown, Pennsylvania. The Company’s two clinical programs are a next-generation oral inhibitor of the WEE1 kinase, APR-1051, and our novel oral macrocyclic ATR inhibitor, ATRN-119. We have voluntarily paused further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and started the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATTN-119 in potential combination approaches. Both programs are the cornerstones of our pipeline of synthetic lethality-based cancer therapeutics and were internally discovered, developed, and evaluated by our dedicated team of chemists, scientists, and clinicians.

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

The Company believes that the December 31, 2025 cash balance of approximately $14.6 million and the gross proceeds of approximately $5.6 million received from our private placement of our common stock and warrants in January 2026, before deducting placement agent fees and offering costs of approximately $0.4 million, will not be sufficient to meet our currently projected operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these consolidated financial statements. Therefore, the Company has concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of these audited consolidated financial statements. The Company is in the process of seeking additional equity financing. In the event that additional funds are not available, management would expect to significantly reduce expenditures to conserve cash, which would involve scaling back or curtailing new development activity.

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

Restricted cash— The Company has restricted cash of approximately $41,186 and $40,170 as of December 31, 2025 and 2024, respectively, that is securing the Company’s credit card program.

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

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

Included within weighted average common shares outstanding for the year ended December 31, 2025 are 1,813,734 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
	2025	2024
Convertible preferred stock (as converted)	15,596	28,112
Options to purchase common stock	811,121	715,620
Warrants to purchase common stock	5,075,321	2,194,788
Unvested restricted stock units	31,008	29,712
Total shares of common stock equivalents	5,933,046	2,968,232

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

In January 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832),” which establishes a new Topic 832, Government Grants, and provides comprehensive recognition, measurement, and disclosure guidance for government assistance arrangements. The ASU requires entities to recognize government grants when the grant agreement is legally enforceable and all eligibility requirements have been met, and to present grant income separately from revenue. The guidance also introduces expanded qualitative and quantitative disclosures related to the nature, terms, and financial statement effects of government grants. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard.

In February 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which amends Topic 270 to enhance interim reporting requirements. The amendments require additional disaggregation of certain expense categories, expanded interim disclosures for significant events or transactions, and alignment of certain interim disclosure requirements with annual reporting requirements. ASU 2025-11 is effective for interim periods beginning after December 15, 2027, and for fiscal years beginning after the same date. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.

Recently adopted accounting pronouncements—In December 2023, the FASB issued ASU 2023-09, “Income Taxes (ASC 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard prospectively on January 1, 2025, which expanded the Company’s disclosures beginning with its annual consolidated financial statements for the year ended December 31, 2025, but did not have an impact on the consolidated financial results.

3. Property and equipment

Property and equipment consist of the following:

	December 31,
	2025	2024
Lab equipment	$148,704	$148,704
Computer equipment	5,258	5,258
Property and equipment, at cost	153,962	153,962
Less accumulated depreciation and amortization	(94,155)	(72,440)
Property and equipment—net	$59,807	$81,522

Depreciation expense for the years ended December 31, 2025 and 2024 was $21,715 and $22,318, respectively.

4. Leases

The Company is party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for years ended December 31, 2025 and 2024 was $93,366 and $91,179, respectively, which is included in operating expenses.

The Company has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was amended in October 2025 and is currently set to expire on October 31, 2026. Rent expense under this lease is $115,000 annually and the Company has applied the short-term exception to this lease. The Company has no lease obligations beyond October 2026.

5. Accrued expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
Professional fees	$248,591	$143,765
Compensation, severance and benefits	770,562	465,015
Research and development	870,165	1,243,975
Other	161,372	155,980
Total accrued expenses	$2,050,690	$2,008,735

6. Income taxes

The components of net loss are as follows:

	Year ended December 31,
	2025	2024
Foreign	$(256,019)	$(218,261)
Domestic	(12,343,550)	(12,740,450)
Net loss	$(12,599,569)	$(12,958,711)

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

The effective tax rate varies from the federal statutory tax rate as a result of the following differences:

	Year Ended December 31, 2025
	Amount	Percent
Tax at U.S. statutory rate	$(2,646,101)	21.0%
Foreign tax effects
Others	1,024	—%
Tax credits
Research and development credits	(42,220)	0.3%
Changes in valuation allowance	2,592,855	(20.6)%
Nontaxable and nondeductible items	20,946	(0.2)%
Changes in unrecognized tax benefits
Other adjustments	73,496	(0.5)%
Effective tax rate	$—	(0)%

As the Company did not recognize any state tax expense for the year ended December 31, 2025 there are no states making up greater than 50% of the tax effect.

A reconciliation of the effect of applying the federal statutory rate to the net loss and the effective income tax rate is as follows:

Year ended December 31,
2024
Statutory federal income tax rate	21.0%
Permanent differences	(0.1)%
Section 162(m) limitation	—%
Changes in valuation allowance	(19.7)%
Other	(1.2)%
Effective income tax rate	—%

Significant components of the Company’s deferred taxes as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$48,568,167	$41,058,034
Stock compensation	4,130,337	4,051,018
Amortization	21,883	39,412
Capitalized research and development costs	3,386,699	4,850,529
Fixed Assets	878	981
Research and development credits	42,220	—
Accrued Expenses	199,095	165,558
Gross deferred tax assets	56,349,279	50,165,532
Valuation allowance	(56,349,279)	(50,165,532)
Total deferred tax assets	$—	$—

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2025 and 2024. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. At December 31, 2025, the Company has $143.3 million, $85.4 million, and $91.8 million of foreign, federal and state net operating loss carryforwards, respectively, that expire at various dates through 2037. Certain of

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

these foreign, federal and state net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization.

The Company amended its Federal income tax return for year ended December 31, 2023, to claim Research and Development credits of $42,220 and reducing NOL carryforward. Certain of these foreign, federal and state net operating loss carryforwards may be subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization.

The valuation allowance increased in 2025 and 2024 by $6.2 million and $0.7 million, respectively, due to an increase in the deferred tax assets by the same amounts, primarily due to the increase in net operating loss generation. Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the U.S. Internal Revenue Code and Sweden tax law, certain changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income. For U.S. and Swedish income tax purposes, the Company has not completed a study to assess whether a change of control has occurred or whether there have been changes of control since the Company’s formation due to the complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize U.S. or Swedish net operating losses or other tax attribute carryforwards in the future. For Swedish income tax purposes, the Company’s net operating losses may be subject to limitations in accordance with the country’s group contribution restriction laws.

The Company files tax returns in Sweden, the United States, Massachusetts and Pennsylvania. Income tax returns prior to 2022 in the United States and Massachusetts are no longer subject to examination and income tax returns prior to 2019 are no longer subject to examination in Sweden. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

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

As of December 31, 2025 and 2024, the Company had approximately $0.1 million of liabilities, respectively, related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2025 and 2024.

The Company has not made payments or received refunds for income taxes for the years ended December 31, 2025 and 2024.

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was enacted into law. The legislation made several changes to the U.S. tax code, including the return of 100% bonus depreciation, the ability to immediately deduct domestic research and development costs, a more favorable rule for deducting interest expenses, and updates to international tax rules around global intangible low-taxed income and foreign-derived intangible income. The Company has evaluated the impact of the new tax provision and determined it to have an immaterial impact on the consolidated financial results.

7. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

Series A Preferred Stock

As of December 31, 2025, a total of 31,194 shares of Series A Preferred Stock remained outstanding, which are convertible into 15,596 shares of common stock. In April 2025, a total of 25,033 shares of Series A Preferred stock were converted into 12,516 shares of common stock.

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

On November 8, 2024, the Company filed a prospectus supplement to the 2024 Shelf Registration Statement with the SEC for the sale of up to $3.0 million pursuant to the 2024 ATM Agreement, as discussed below. On November 8, 2024, the Company entered into an At the Market Offering Agreement (the “2024 ATM Agreement”) with HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, the Company may, from time to time, in its sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of common stock. During the year ended December 31, 2024, the Company issued and sold 41,152 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $0.1 million after deducting approximately $6,000 in issuance costs. During the year ended December 31, 2025, the Company issued and sold 1,337,948 shares of common stock under the 2024 ATM Agreement resulting in net proceeds to the Company of approximately $1.9 million after deducting approximately $76,000 in issuance costs.

March 2024 Private Placement

On March 11, 2024, the Company entered into a securities purchase agreement with certain purchasers (the “March Purchasers”) pursuant to which the Company agreed to issue and sell to the March Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the March Purchasers agreed to purchase from the Company (i) 1,687,712 shares of the Company’s common stock at a purchase price of $7.29 per share (the “March 2024 Shares”), (ii) pre-funded common stock purchase warrants at a purchase price of $7.289 to purchase an aggregate of up to 507,076 shares of the Company’s common stock at an exercise price of $0.001 per share (the “March 2024 Pre-Funded Shares”), (iii) tranche A common stock purchase warrants to purchase up to 1,097,394 shares of the Company’s common stock at an exercise price of $7.29 per share (the “Tranche A Warrants”), and (iv) tranche B common stock purchase warrants to purchase up to 1,097,394 shares of the Company’s common stock at an exercise price of $9.1125 per share (the “Tranche B Warrants”). The Tranche A Warrants will be exercisable until the earlier of (i) the three-year anniversary of issuance and (ii) 30 days after the Company announces the recommended Phase 2 dose for ATRN-119, and, following such announcement, the daily volume weighted average price of the Company’s common stock equals or exceeds $14.58 for 30 consecutive trading days. The Tranche B Warrants will be

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

exercisable until the earlier of (i) the five-year anniversary of issuance and (ii) 30 days after the Company announces the recommended Phase 2 dose for APR-1051 and, following such announcement, the daily volume weighted average price of the Company’s common stock equals or exceeds $18.225 for 30 consecutive trading days. To the extent that the exercise of a Tranche A Warrant or Tranche B Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of the Company’s outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate upfront gross proceeds from the issuance of common stock and pre-funded common stock purchase warrants totaled approximately $16.0 million, before deducting placement agent fees and offering costs of approximately $1.3 million. The gross proceeds from potential future warrant cash exercises are expected to be up to approximately $18.0 million, before deducting placement agent fees. In April 2024, the Company registered on Form S-3 the resale of the March 2024 Shares, the March 2024 Pre-Funded Shares and the shares underlying the Tranche A Warrants and Tranche B Warrants.

December 2025 Private Placement

On December 8, 2025, the Company entered into a securities purchase agreement with certain purchasers (the “Purchasers”) pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the Purchasers agreed to purchase from the Company (i) 26,459 shares of the Company’s common stock at a purchase price of $1.165 per share (the “December 2025 Shares”), (ii) pre-funded common stock purchase warrants at a purchase price of $1.164 to purchase an aggregate of up to 2,596,564 shares of the Company’s common stock at an exercise price of $0.001 per share (the “December 2025 Pre-Funded Shares”), (iii) common stock purchase warrants to purchase up to 2,880,533 shares of the Company’s common stock at an exercise price of $1.04 per share, including this issuance of a warrant to purchase up to 257,510 shares of the Company’s common stock to the placement agent (the “December 2025 Warrants”). The December 2025 Warrants will be exercisable until the five-year anniversary of issuance. To the extent that the exercise of a December 2025 Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of the Company’s outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate upfront gross proceeds from the issuance of common stock and pre-funded common stock purchase warrants totaled approximately $3.1 million, before deducting placement agent fees and offering costs of approximately $0.4 million. In December 2025, the Company registered on Form S-3 the resale of the December 2025 Shares, the December 2025 Pre-Funded Shares and the shares underlying the December 2025 Warrants.

The Company evaluated the terms of the warrants issued in the March 2024 and December 2025 Private Placements and determined that they should be classified as equity instruments within additional paid-in capital. As of December 31, 2025 and 2024, none of the Tranche A Warrants or Tranche B Warrants have been exercised. During 2025, 91,206 warrants to purchase March 2024 Pre-Funded Shares were exercised for proceeds of $91 and 1,198,700 warrants to purchase December 2025 Pre-Funded Shares were exercised for no proceeds. No warrants to purchase March 2024 Pre-Funded Shares were exercised during 2024.

A summary of warrants outstanding as of December 31, 2025 is as follows:

		Exercise
	Number of	price per	Expiration
Description	warrants	share	date
March 2024 Tranche A Warrants	1,097,394	$7.2900	3/11/2027
March 2024 Tranche B Warrants	1,097,394	$9.1125	3/11/2029
March 2024 pre-funded warrants	415,870	$0.0010	n/a
December 2025 pre-funded warrants	1,397,864	$0.0010	n/a
December 2025 warrants	2,880,533	$1.0400	12/10/2030
Total	6,889,055

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

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

The Board of Directors has the discretion to provide for accelerated vesting under the 2019 Plan. At December 31, 2025, there were 180,880 shares available for future grant under the 2019 Plan. Effective January 1, 2026, the number of shares available for future grant under the 2019 Plan was increased by 327,701 shares.

The Company recorded stock-based compensation expense of $0.5 million and $0.5 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $0.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

The assumptions used in Black-Scholes are as follows:

	Year ended December 31,
	2025	2024
Expected volatility	83.0%-83.6%	83.8%-92.3%
Risk‑free rate	3.99%-4.38%	4.18%-4.64%
Expected dividend yield	0%	0%
Expected term in years	5.5-10.0	5.5-10.0

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

A summary of option activity under the Plan during the years ended December 31, 2025 and 2024 are as follows:

		Weighted‑	Weighted
		average	average
		exercise	remaining	Aggregate
	Number of	price per	contractual	intrinsic
	options	share	term (in years)	value
Outstanding at December 31, 2023	596,466	$72.95	6.2
Granted	147,340	5.79
Cancelled/Forfeited	(28,186)	5.36
Outstanding at December 31, 2024	715,620	$61.79	6.1
Granted	116,040	2.09
Cancelled/Forfeited	(20,539)	7.24
Outstanding at December 31, 2025	811,121	$54.63	5.6	$—
Exercisable at December 31, 2025	624,537	$69.83	4.7	$—
Vested or expected to vest at December 31, 2025	811,121	$54.63	5.6	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024, was $1.57 and $4.53, per share, respectively.

Restricted Stock Units

During the year ended December 31, 2025, the Company granted the following RSU’s:

●	a total of 10,090 RSUs to executive officers of the Company which vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date.
●	a total of 8,360 RSUs to non-employee directors of the Company which vest on the one-year anniversary of the grant date.

During the year ended December 31, 2024, the Company granted the following RSU’s:

●	a total of 16,820 RSUs to executive officers of the Company which vest ratably on the 1st, 2nd and 3rd anniversaries of the grant date.
●	a total of 6,270 RSUs to non-employee directors of the Company which vest on the one-year anniversary of the grant date.

As of December 31, 2025, there was $0.1 million of unrecognized compensation cost related to RSUs granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Aprea Therapeutics, Inc.

Notes to Consolidated Financial Statements (continued)

The following table shows restricted stock unit activity during the year ended December 31, 2025:

		Weighted‑
		average
		grant date
	Shares	fair value
Outstanding at December 31, 2023	23,870	$10.00
Granted	23,090	5.56
Vested	(10,518)	9.42
Cancelled/Forfeited	(6,730)	5.25
Outstanding at December 31, 2024	29,712	$7.83
Granted	18,450	2.02
Vested	(17,154)	7.94
Cancelled/Forfeited	—	—
Outstanding at December 31, 2025	31,008	$4.31

9. Commitments and Contingencies

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2025 and 2024, and, to its knowledge, no material legal proceedings are currently pending or threatened. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2025, the Company has not recorded a provision for any contingent losses.

10. Subsequent Events

On January 28, 2026, the Company entered into a securities purchase agreement with certain purchasers (the “January Purchasers”) pursuant to which the Company agreed to issue and sell to the January Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the January Purchasers agreed to purchase from the Company (i) 1,877,677 shares of the Company’s common stock at a purchase price of $0.8891 per share (the “January 2026 Shares”), (ii) pre-funded common stock purchase warrants at a purchase price of $0.8890 to purchase an aggregate of up to 4,411,180 shares of the Company’s common stock at an exercise price of $0.001 per share (the “January 2026 Pre-Funded Shares”), (iii) common stock purchase warrants to purchase up to 6,288,857 shares of the Company’s common stock at an exercise price of $0.765 per share (the “January 2026 Warrants”). The January 2026 Warrants will be exercisable until the two-year anniversary of issuance. To the extent that the exercise of a January 2026 Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of the Company’s outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the pre-funded warrants issued at closing. The aggregate upfront gross proceeds from the issuance of common stock and pre-funded common stock purchase warrants totaled approximately $5.6 million, before deducting placement agent fees and offering costs of approximately $0.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 9B. Other Information

During the three (3) months ended December 31, 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act and/or any non-Rule 10b5-1 trading arrangement.

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

4.2	Form of Pre-Funded Warrant (March 2024 Offering) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-k filed on March 12, 2024).

4.3	Form of Tranche A Warrant (March 2024 Offering) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-k filed on March 12, 2024).

4.4	Form of Tranche B Warrant (March 2024 Offering) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-k filed on March 12, 2024).

4.5	Form of Pre-Funded Warrant (December 2025 Offering) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-k filed on December 9, 2025).

4.6	Form of Common Warrant (December 2025 Offering) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-k filed on December 9, 2025).

4.7	Form of Placement Agent Warrant (December 2025 Offering) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-k filed on December 9, 2025).

4.8	Form of Pre-Funded Warrant (January 2026 Offering) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-k filed on January 29, 2026).

4.9	Form of Common Warrant (January 2026 Offering) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-k filed on January 29, 2026).

10.1+	Form of 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-233662)).

10.2+	Form of 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-233662))

Exhibit
Number	Description of Document

10.3*+	Form of 2019 Equity Incentive Plan Stock Option Agreement

10.4*+	Form of 2019 Equity Incentive Plan Stock Option Award Notice

10.5*+	Form of 2019 Equity Incentive Plan Restricted Stock Unit Award Agreement

10.6*+	Form of 2019 Equity Incentive Plan Restricted Stock Unit Award Notice

10.7†	Service Agreement, between Aprea AB and Syngene International Private Limited (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-233662))

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

10.11+	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-233662))

10.12+	Employment Agreement between Aprea Therapeutics, Inc. and Oren Gilad (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on March 30, 2023)

10.13+	Employment Agreement between Aprea Therapeutics, Inc. and John P. Hamill (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 30, 2023)

10.14+	Amendment to Employment Agreement between Aprea Therapeutics, Inc. and John P. Hamill (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2025)

10.15†

Master Manufacturing and Supply Agreement, between Aprea Therapeutics AB and Siegfried Hameln GmbH (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-233662))

10.16+	Atrin Pharmaceuticals LLC 2016 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-265411))

10.17+	Amendment No. 1 to the 2016 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-265411))

10.18

Form of Registration Rights Agreement dated as of March 11, 2024 by and between Aprea Therapeutics Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2024)

Exhibit
Number	Description of Document
10.19

Form of Registration Rights Agreement dated as of December 8, 2025, by and between Aprea Therapeutics Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 9, 2025)

10.20

Form of Registration Rights Agreement dated as of January 29, 2026, by and between Aprea Therapeutics Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 29, 2026)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2026.

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

Signature	Title	Date

/s/ OREN GILAD	Chief Executive Officer and President (Principal Executive Officer)	March 16, 2026
Oren Gilad, Ph.D.

/s/ JOHN P. HAMILL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026
John P. Hamill

/s/ JEAN-PIERRE BIZZARI	Director	March 16, 2026
Jean-Pierre Bizzari, M.D.

/s/ MARC DUEY	Director	March 16, 2026
Marc Duey

/s/ MICHAEL GRISSINGER	Director	March 16, 2026
Michael Grissinger

/s/ GABRIELA GRUIA	Director	March 16, 2026
Gabriela Gruia, M.D.

/s/ JOHN B. HENNEMAN, III	Director	March 16, 2026
John B. Henneman, III.

/s/ RIFAT PAMUKCU.	Director	March 16, 2026
Rifat Pamukcu, M.D.

/s/ RICHARD PETERS	Director	March 16, 2026
Richard Peters, M.D., Ph.D.

/s/ BERND R. SEIZINGER	Director	March 16, 2026
Bernd R. Seizinger, M.D., Ph.D.