Form 10-Q
period 2026-03-31
Aprea Therapeutics, Inc.
filed 2026-05-13
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 12,382,776 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 13, 2026.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2026

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

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report, in Part I and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$46,466,202	$14,599,347
Prepaid expenses and other current assets	779,238	961,899
Total current assets	47,245,440	15,561,246
Property and equipment, net	54,379	59,807
Restricted cash	41,406	41,186
Other noncurrent assets	271,162	271,162
Total assets	$47,612,387	$15,933,401
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,940,756	$713,668
Accrued expenses	2,355,890	2,050,690
Total current liabilities	5,296,646	2,764,358
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 31,194 shares issued and outstanding at March 31, 2026 and December 31, 2025	727,361	727,361
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 11,982,776 and 8,192,538 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11,983	8,192
Additional paid-in capital	389,631,454	356,709,645
Subscription receivable	(499,999)	—
Accumulated other comprehensive loss	(10,625,700)	(10,634,714)
Accumulated deficit	(336,929,358)	(333,641,441)
Total stockholders’ equity	41,588,380	12,441,682
Total liabilities and stockholders' equity	$47,612,387	$15,933,401

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Grant revenue	$—	$162,463
Operating expenses:
Research and development	1,611,167	2,483,066
General and administrative	1,819,245	1,764,979
Total operating expenses	3,430,412	4,248,045
Loss from operations	(3,430,412)	(4,085,582)
Other income (expense):
Interest income, net	134,784	204,726
Foreign currency gain (loss)	7,711	(51,803)
Total other income	142,495	152,923
Net loss	$(3,287,917)	$(3,932,659)
Other comprehensive income:
Foreign currency translation	9,014	643
Total comprehensive loss	$(3,278,903)	(3,932,016)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.66)
Weighted-average common shares outstanding, basic and diluted	14,685,448	5,993,866

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional		Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	Subscription	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	Receivable	loss	deficit	equity
Balance, December 31, 2024	56,227	$1,311,063	5,481,055	$5,481	$350,971,225	$—	$(10,627,379)	$(321,041,872)	$19,307,455
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	22,406	23	55,826	—	—	—	55,849
Vesting of restricted stock units	—	—	9,195	9	(9)	—	—	—	—
Stock‑based compensation	—	—	—	—	118,634	—	—	—	118,634
Foreign currency translation	—	—	—	—	—	—	643	—	643
Net loss	—	—	—	—	—	—	—	(3,932,659)	(3,932,659)
Balance, March 31, 2025	56,227	$1,311,063	5,512,656	$5,513	$351,145,676	$—	$(10,626,736)	$(324,974,531)	$15,549,922

Balance, December 31, 2025	31,194	$727,361	8,192,538	$8,192	$356,709,645	$—	$(10,634,714)	$(333,641,441)	$12,441,682
Issuance of common stock and pre-funded warrants, net	—	—	1,877,677	1,878	32,322,655	—	—	—	32,324,533
Issuance of common stock for subscription receivable	—	—	—	—	499,999	(499,999)	—	—	—
Vesting of restricted stock units	—	—	12,560	13	(13)	—	—	—	—
Exercise of pre-funded warrants	—	—	1,900,001	1,900	(1,900)	—	—	—	—
Stock‑based compensation	—	—	—	—	101,068	—	—	—	101,068
Foreign currency translation	—	—	—	—	—	—	9,014	—	9,014
Net loss	—	—	—	—	—	—	—	(3,287,917)	(3,287,917)
Balance, March 31, 2026	31,194	$727,361	11,982,776	$11,983	$389,631,454	$(499,999)	$(10,625,700)	$(336,929,358)	$41,588,380

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,287,917)	$(3,932,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,428	5,429
Stock‑based compensation	101,068	118,634
Foreign currency (gain) loss	(7,711)	51,803
Changes in operating assets and liabilities:
Prepaid expenses and other current and noncurrent assets	181,777	181,044
Accounts payable	32,525	(71,935)
Accrued expenses	218,104	16,521
Net cash used in operating activities	(2,756,726)	(3,631,163)
Cash flows from financing activities:
Proceeds from issuance of common stock	35,098,813	59,234
Common stock issuance costs	(474,664)	(3,385)
Net cash provided by financing activities	34,624,149	55,849
Change in cash, cash equivalents and restricted cash	31,867,423	(3,575,314)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(348)	1,398
Cash, cash equivalents and restricted cash—beginning of year	14,640,533	22,890,055
Cash, cash equivalents and restricted cash—end of period	$46,507,608	$19,316,139

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$46,466,202	$19,275,721
Restricted cash	41,406	40,418
Total cash, cash equivalents and restricted cash	$46,507,608	$19,316,139

Non-cash investing and financing activities:
Stock subscription receivable	$499,999	$—
Unpaid common stock issuance costs	$2,299,616	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (the “Company”) is a clinical-stage precision medicine oncology company focused on the discovery and development of targeted therapies for patients with biomarker-defined cancers. The Company began principal operations in 2006 and is headquartered in Doylestown, Pennsylvania. The Company’s two clinical programs are a next-generation oral inhibitor of the WEE1 kinase, APR-1051, and our novel oral macrocyclic ATR inhibitor, ATRN-119. We have initiated the orderly wind-down of the ABOYA-119 Phase I study with ATRN-119 as we explore development opportunities for ATRN-119 in potential combination approaches. Both programs are the cornerstones of our pipeline of synthetic lethality-based cancer therapeutics and were internally discovered, developed, and evaluated by our dedicated team of chemists, scientists, and clinicians.

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

Based on its current operating plan, the Company believes that its March 31, 2026 cash balance of approximately $46.5 million will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the first quarter of 2028.

2. Summary of significant accounting policies

The Company's complete listing of significant accounting policies are described in Note 2 to the Company's audited consolidated financial statements as of December 31, 2025 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Aprea Therapeutics AB, which was incorporated in May 2002, Aprea US, Inc., which was incorporated in June 2016 and ATR Pharmaceuticals LLC which was incorporated in May 2022. Management has concluded it has a single reporting segment for purposes of reporting financial condition and results of operations. All intercompany transactions and balances have been eliminated.

Unaudited interim consolidated financial statements—The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

Use of estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates. Significant items subject to such estimates and assumptions, are used for, but not limited to, accounting for research and development costs.

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

Restricted cash— The Company has restricted cash of $41,406 and $41,186 as of March 31, 2026 and December 31, 2025, respectively, that is securing the Company’s credit card program.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Included within weighted average common shares outstanding for the three months ended March 31, 2026 are 41,499,626 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2026	2025
Convertible preferred stock (as converted)	15,596	28,112
Options to purchase common stock	1,050,501	715,620
Warrants to purchase common stock	48,538,891	2,194,788
Unvested restricted stock units	48,718	30,607
Total shares of common stock equivalents	49,653,706	2,969,127

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

3. Leases

The Company is a party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

all leases of one year or less. Rent expense for the three months ended March 31, 2026 and 2025 was $23,640 and $23,224, respectively, which is included in operating expenses.

The Company has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was amended in October 2025 and is currently set to expire on October 31, 2026. Rent expense under this lease is approximately $115,000 annually and the Company has applied the short-term exception to this lease. The Company has no lease obligations beyond October 2026.

4. Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2026	2025
Professional fees	$344,848	$248,591
Compensation, severance and benefits	573,397	770,562
Research and development	1,262,698	870,165
Other	174,947	161,372
Total accrued expenses	$2,355,890	$2,050,690

5. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

As of March 31, 2026 and December 31, 2025, a total of 31,194 shares of Series A Preferred Stock remained outstanding, which are convertible into 15,596 shares of common stock. In April 2025, a total of 25,033 shares of Series A Preferred stock were converted into 12,516 shares of common stock.

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

Shelf Registration Statement

On January 26, 2024, the Company filed a shelf registration statement (the “2024 Shelf Registration Statement”) with the SEC for issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate of $150 million, including a prospectus for the sale of $1.0 million of shares of our common stock under the At The Market Offering Agreement by and between the Company and H.C. Wainwright & Co., LLC (“HCW”) dated as of January 26, 2024 (the “January 2024 ATM Agreement), which was declared effective on February 2, 2024. The Company subsequently filed a prospectus supplement to the 2024 Shelf Registration Statement for the sale of up to $2.0 million of shares of common stock pursuant to the January 2024 ATM Agreement. The Company did not make any sales under the January 2024 ATM Agreement and in March 2024, the Company terminated the January 2024 ATM Agreement.

On November 8, 2024, the Company entered into an At the Market Offering Agreement (the “November 2024 ATM Agreement”) with HCW. On November 8, 2024, the Company filed a prospectus supplement to the 2024 Shelf Registration Statement with the SEC for the sale of up to $3.0 million pursuant to the November 2024 ATM Agreement,

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

as discussed below. Pursuant to the November 2024 ATM Agreement and the prospectus supplement filed in connection therewith, the Company may, from time to time, in its sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of common stock. During the year ended December 31, 2025, the Company issued and sold 1,337,948 shares of common stock under the November 2024 ATM Agreement resulting in net proceeds to the Company of approximately $1.9 million after deducting approximately $76,000 in issuance costs. During the three months ended March 31, 2026, the Company did not issue and sell shares of common stock under the November 2024 ATM Agreement.

March 2024 Private Placement

On March 11, 2024, the Company entered into a securities purchase agreement with certain purchasers (the “March 2024 Purchasers”) pursuant to which the Company agreed to issue and sell to the March 2024 Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the Purchasers agreed to purchase from the Company (i) 1,687,712 shares of the Company’s common stock at a purchase price of $7.29 per share (the “March 2024 Shares”), (ii) pre-funded common stock purchase warrants to purchase an aggregate of up to 507,076 shares of the Company’s common stock at an exercise price of $0.001 per share (the “March 2024 Pre-Funded Shares”), (iii) tranche A common stock purchase warrants to purchase up to 1,097,394 shares of the Company’s common stock at an exercise price of $7.29 per share (the “Tranche A Warrants”), and (iv) tranche B common stock purchase warrants to purchase up to 1,097,394 shares of the Company’s common stock at an exercise price of $9.1125 per share (the “Tranche B Warrants”). The Tranche A Warrants will be exercisable until the earlier of (i) the three-year anniversary of issuance and (ii) 30 days after the Company announces the recommended Phase 2 dose for ATRN-119, and, following such announcement, the daily volume weighted average price of the Company’s common stock equals or exceeds $14.58 for 30 consecutive trading days. The Tranche B Warrants will be exercisable until the earlier of (i) the five-year anniversary of issuance and (ii) 30 days after the Company announces the recommended Phase 2 dose for APR-1051 and, following such announcement, the daily volume weighted average price of the Company’s common stock equals or exceeds $18.225 for 30 consecutive trading days. The aggregate upfront gross proceeds from the issuance of common stock and pre-funded common stock purchase warrants totaled approximately $16.0 million, before deducting placement agent fees and offering costs of approximately $1.3 million. The gross proceeds from potential future warrant cash exercises are expected to be up to approximately $18.0 million, before deducting placement agent fees. In April 2024, the Company registered on Form S-3 the resale of the March 2024 Shares, the March 2024 Pre-Funded Shares and the shares underlying the Tranche A Warrants and Tranche B Warrants.

December 2025 Private Placement

On December 8, 2025, the Company entered into a securities purchase agreement with certain purchasers (the “December Purchasers”) pursuant to which the Company agreed to issue and sell to the December Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the December Purchasers agreed to purchase from the Company (i) 26,459 shares of the Company’s common stock at a purchase price of $1.165 per share (the “December 2025 Shares”), (ii) pre-funded common stock purchase warrants (the “December 2025 Pre-Funded Warrants”), at a purchase price of $1.164 to purchase an aggregate of up to 2,596,564 shares of the Company’s common stock at an exercise price of $0.001 per share (the “December 2025 Pre-Funded Shares”), (iii) common stock purchase warrants to purchase up to 2,880,533 shares of the Company’s common stock at an exercise price of $1.04 per share (the “December 2025 Warrants”), and (iv) a warrant to purchase up to 257,510 shares of the Company’s common stock to the placement agent (the “Placement Agent Warrant”). The December 2025 Warrants and the Placement Agent Warrant will be exercisable until the five-year anniversary of issuance. The aggregate upfront gross proceeds from the issuance of the December 2025 Shares and December 2025 Pre-Funded Warrants totaled approximately $3.1 million, before deducting placement agent fees and offering costs of approximately $0.4 million. In December 2025, the Company registered on Form S-3 the resale of the December 2025 Shares, the December 2025 Pre-Funded Shares and the shares underlying the December 2025 Warrants and the Placement Agent Warrant.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

January 2026 Private Placement

On January 28, 2026, the Company entered into a securities purchase agreement with certain purchasers (the “January Purchasers”) pursuant to which the Company agreed to issue and sell to the January Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the January Purchasers agreed to purchase from the Company (i) 1,877,677 shares of the Company’s common stock at a purchase price of $0.8891 per share (the “January 2026 Shares”), (ii) pre-funded common stock purchase warrants (the “January 2026 Pre-Funded Warrants”) at a purchase price of $0.8881 to purchase an aggregate of up to 4,411,180 shares of the Company’s common stock at an exercise price of $0.001 per share (the “January 2026 Pre-Funded Shares”) and (iii) common stock purchase warrants to purchase up to 6,288,857 shares of the Company’s common stock at an exercise price of $0.765 per share (the “January 2026 Warrants”). The January 2026 Warrants will be exercisable until the two-year anniversary of issuance. The aggregate upfront gross proceeds from the issuance of January 2026 Shares and January 2026 Pre-Funded Warrants totaled approximately $5.6 million, before deducting placement agent fees and offering costs of approximately $0.5 million. In February 2026, the Company registered on Form S-3 the resale of the January 2026 Shares, the January 2026 Pre-Funded Shares and the shares underlying the January 2026 Warrants.

March 2026 Private Placement

On March 30, 2026, the Company entered into a securities purchase agreement with certain purchasers (the “March Purchasers”) pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the March Purchasers agreed to purchase from the Company (i)  pre-funded common stock purchase warrants (the “March 2026 Pre-Funded Warrants”) at a purchase price of $0.807 to purchase an aggregate of up to 37,174,713 shares of the Company’s common stock at an exercise price of $0.001 per share (the “March 2026 Pre-Funded Shares”) and (ii) common stock purchase warrants to purchase up to 37,174,713 shares of the Company’s common stock at an exercise price of $0.683 per share (the “March 2026 Warrants”). The March 2026 Warrants will be exercisable until December 31, 2029. However, if a holder exercises all or a portion of a March 2026 Pre-Funded Warrant then the termination date shall be the 30th calendar day after the holder exercises such March 2026 Pre-Funded Warrant with respect to the number of shares exercised under such March 2026 Pre-Funded Warrant. The aggregate upfront gross proceeds from the issuance of the March 2026 Pre-Funded Warrants totaled approximately $30.0 million, before deducting placement agent fees and offering costs of approximately $2.3 million. At March 31, 2026, approximately $0.5 million of the proceeds had not yet been received by the Company. The unpaid amount was recorded as a subscription receivable and presented as a reduction of stockholders’ equity. The full amount was received by the Company on April 1, 2026. In April 2026, the Company registered on Form S-3 the resale of the March 2026 Pre-Funded Shares and the shares underlying the March 2026 Warrants.

The Company evaluated the terms of the warrants issued in the December 2025, January 2026 and March 2026 Private Placements and determined that they should be classified as equity instruments within additional paid-in capital. As of March 31, 2026 and December 31, 2025, none of the Tranche A Warrants or Tranche B Warrants have been exercised. During 2025, 91,206 warrants to purchase March 2024 Pre-Funded Shares were exercised for proceeds of $91 and 1,198,700 December 2025 Pre-Funded Warrants to purchase December 2025 Pre-Funded Shares were exercised for no proceeds. For the three months ended March 31, 2026, 1,376,405 December 2025 Pre-Funded Warrants to purchase December 2025 Pre-Funded Shares and 523,596 January 2026 Pre-Funded Warrants to purchase January 2026 Pre-Funded Shares were exercised for no proceeds.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of warrants outstanding as of March 31, 2026 is as follows:

		Exercise
	Number of	price per	Expiration
Description	warrants	share	date
March 2024 Tranche A Warrants	1,097,394	$7.2900	3/11/2027
March 2024 Tranche B Warrants	1,097,394	$9.1125	3/11/2029
March 2024 Pre-Funded Warrants	415,870	$0.0010	n/a
December 2025 Pre-Funded Warrants	21,459	$0.0010	n/a
December 2025 Warrants	2,880,533	$1.0400	12/10/2030
January 2026 Pre-Funded Warrants	3,887,584	$0.0010	n/a
January 2026 Warrants	6,288,857	$0.7650	1/30/2028
March 2026 Pre-Funded Warrants	37,174,713	$0.0010	n/a
March 2026 Warrants	37,174,713	$0.6830	12/31/2029
Total	90,038,517

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $0.1 million for each of the three months ended March 31, 2026 and 2025.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three months ended March 31, 2026 and 2025. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2026 and December 31, 2025, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2026 and 2025.

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was enacted into law. The legislation made several changes to the U.S. tax code, including the return of 100% bonus depreciation, the ability to immediately deduct domestic research and development costs, a more favorable rule for deducting interest expenses, and updates to international tax rules around global intangible low-taxed income and foreign-derived intangible income. The Company has evaluated the impact of the new tax provision and determined it will have an immaterial impact on the consolidated financial results.

7. Commitments and contingencies

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2026 or the year ended December 31, 2025, and, to its knowledge, no material legal proceedings are currently pending or threatened. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2026 and December 31, 2025, the Company has not recorded a provision for any contingent losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and notes thereto included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We believe that precision medicine has the potential to impact patients’ lives in a wide range of cancer types. Genomic instability is the hallmark of cancer. When a gene pathway is damaged or fails, related genes make up for its loss of function. Our approach is to inhibit these make up genes, thereby specifically killing cancer cells with defined mutations. This approach is called synthetic lethality. Using synthetic lethality, our product candidates are designed to selectively kill cancer cells while minimizing the effect on normal, unmutated cells, decreasing the toxicity usually associated with cancer treatment. We aspire to become a leader in this emerging field and are establishing a pipeline of clinical and preclinical programs that we believe may have broad applications to cancer treatment.

We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, our IND for APR-1051 (IND 169359) went into effect and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051, our Phase 1 dose escalation study. Preliminary results provide early clinical proof-of-concept of APR-1051. A potential dose-response trend was observed, with increasing single-agent activity across the 70 mg, 100 mg, 150 mg and 220 mg cohorts. On January 29, 2026, we announced the first unconfirmed partial response (uPR) observed in a patient enrolled in the ongoing Phase 1 ACESOT-1051 dose-escalation study: a patient with PPP2R1A-mutated uterine serous carcinoma, a form of endometrial cancer, treated at the 150 mg dose level of APR-1051. At the protocol-defined 8-week first imaging assessment, the patient achieved a 50% reduction in target lesion size per RECIST v1.1 criteria, along with a marked reduction in cancer antigen 125 (CA-125) levels, from 732 to 70 U/mL. CA-125 is a well-recognized tumor marker in endometrial cancer. On March 30, 2026, we announced a confirmed partial response observed in a second patient with PPP2R1A-mutated endometrial cancer, treated at the 220 mg dose level. At the first imaging assessment the patient achieved a 50% reduction in target lesion size, along with a marked decline in CA-125 from 362 at baseline to 47 U/mL, further supporting the anti-tumor activity of APR-1051. This response was subsequently confirmed at the second image assessment, with an additional 9.5% reduction in target lesion size, and a reduction in CA-125 to 40.2U/ml (from 362 U/mL at baseline). As of April 30, 2026, we observed 6 patients with stable disease in the ongoing Phase 1 ACESOT-1051 dose escalation study. In addition, preliminary results from the ACESOT-1051 study indicate that APR-1051 has been well-tolerated to date, supporting our development strategy to differentiate WEE1 inhibition through a potentially improved therapeutic index. We are currently dosing patients in the 300mg cohort. If the 300mg cohort is deemed safe we plan to further dose patients at 400mg and will further test at 500mg, if 400mg is deemed safe. We will enroll subjects into backfill at 220mg after the 300mg cohort is fully enrolled. Backfill consists of assigning patients to dose levels below the level where the study is at and allows for the collection of additional pharmacokinetic, and response data. Our plan is to expand enrollment in ACESOT-1051 to include at least 50 patients with uterine serous carcinoma (USC), as well as patients with cyclin E-overexpressing, platinum-resistant ovarian cancer (PROC). This strategy is designed to sharpen the clinical development path for APR-1051 and provide further insight into biomarker-defined patient populations most likely to benefit from WEE1 inhibition. We anticipate open-label safety/efficacy data to be available throughout 2026 and expect to complete dose-escalation in the second quarter of 2027.

Our second clinical-stage synthetic lethality product candidate is ATRN-119, an oral small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR. The ATR kinase is a master regulator of the DNA damage response, with key roles in cell cycle control and DNA repair following replication stress. We have developed ATRN-119, the first oral macrocyclic ATR inhibitor to enter clinical trials. On October 15, 2025, we determined the recommended Phase 2 monotherapy dose (RP2D) of 1,100 mg once daily for ATRN-119 in the ABOYA-119 Phase 1/2a dose-escalation study, in patients with advanced solid tumors. Building on the completion of dose escalation, we are considering further ATRN-119 development in combination approaches that could expand its therapeutic potential. We believe ATRN-119's mechanism of action, favorable safety profile, and pharmacologic characteristics make it an ideal candidate for combination with other anti-cancer therapies, including radiation therapy, chemotherapy, antibody-drug conjugates (ADCs) and immune checkpoint inhibitors. As part of this strategic focus, we have initiated an orderly wind-down of ABOYA-119 as we explore ATRN-119 in potential combination approaches.

We are currently in discussions with leading academic centers to explore various combinations for ATRN-119. These include investigator-initiated studies evaluating ATRN-119 in combination with I/O agents, chemotherapy, ADCs and/or radiation. Potential indications for these combinations include advanced solid tumors (e.g. HPV+ head and neck cancers, sarcomas, ovarian, colorectal, lung) and hematologic malignancies (e.g. Acute Myeloid Leukemia, Myelodysplastic syndromes).

In addition, we have an early-stage program, APR-1602, a macrocyclic DYRK1A/B inhibitor, that will be ready to enter IND-enabling studies in the fourth quarter of 2026.

We do not currently have any ongoing clinical trials involving our reactivator of mutant p53, APR-246.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

●	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture our product candidates for use in our preclinical and clinical trials;
●	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
●	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
●	costs of laboratory supplies and acquiring, developing and manufacturing preclinical and clinical trial materials;
●	expenses related to compliance with regulatory requirements; and
●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we progress clinical trials for APR-1051. With the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATRN-119 in potential combination approaches.

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

A change in the outcome of any of the many variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or another regulatory authority in a foreign jurisdiction were to require us to conduct clinical trials beyond the scope we currently anticipate, or additional clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to accrue for research and development expenses at each balance sheet date. This process involves reviewing open contract and purchase orders, communicating with our personnel and service providers to identify services that have been performed on our behalf and the level of service performed and the associated costs incurred for the services when we have not yet been invoiced. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We accrue research and development expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of accrued research and development expenses include fees paid to:

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

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Change
Grant revenue	$—	$162,463	$(162,463)
Operating expenses:
Research and development	1,611,167	2,483,066	(871,899)
General and administrative	1,819,245	1,764,979	54,266
Acquired in-process research and development	—	—	—
Total operating expenses	3,430,412	4,248,045	(817,633)
Loss from operations	(3,430,412)	(4,085,582)	655,170
Other income:
Interest income, net	134,784	204,726	(69,942)
Foreign currency gain (loss)	7,711	(51,803)	59,514
Total other income	142,495	152,923	(10,428)
Net loss	$(3,287,917)	$(3,932,659)	$644,742

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended March 31, 2025 was $0.2 million. No grant revenue was recognized for the three months ended March 31, 2026. The decrease in grant revenue of $0.2 million is due to recognizing less grant revenue from the NIH as these grants have been exhausted.

Research and development expenses

	Three Months Ended March 31,
	2026	2025	Change
APR-1051	$909,567	$841,985	$67,582
ATRN-119	338,454	1,139,573	(801,119)
APR-246	4,681	(11,982)	16,663
Other early-stage development programs	666	89,603	(88,937)
Unallocated research and development expenses	357,799	423,887	(66,088)
Total research and development expenses	$1,611,167	$2,483,066	$(871,899)

Research and development expenses for the three months ended March 31, 2026 were approximately $1.6 million, compared to approximately $2.5 million for the three months ended March 31, 2025. The overall decrease of $0.9 million was primarily due to the following:

●	a decrease of $0.8 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, our clinical-stage oral small molecule inhibitor of ATR. The ABOYA-119 clinical trial was voluntarily paused in October 2025; and
●	a decrease of $0.1 million in other unallocated research and development expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 were approximately $1.8 million, compared to approximately $1.8 million for the three months ended March 31, 2025.

Other income

Foreign currency gain for the three months ended March 31, 2026 was $7,711 compared to a foreign currency loss of $51,803 for the three months ended March 31, 2025. The change in the foreign currency gain (loss) of $59,514 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Interest income, net for the three months ended March 31, 2026 and 2025 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of March 31, 2026, we had cash and cash equivalents of $46.5 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028.

Our net losses were $3.3 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $336.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

On November 8, 2024, we entered into an At the Market Offering Agreement, or the 2024 ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, we may, from time to time, in our sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of our common stock. During the three months ended March 31, 2026, we did not issue and sell any shares of common stock under the 2024 ATM Agreement. During the year ended December 31, 2025, we issued and sold 1,337,948 shares of common stock under the 2024 ATM Agreement resulting in net proceeds of approximately $1.9 million.

On December 8, 2025, we entered into a securities purchase agreement with certain purchasers, or the December Purchasers, pursuant to which we agreed to issue and sell to the December Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the December Purchasers agreed to purchase from us (i) 26,459 shares of our common stock at a purchase price of $1.165 per share, or the December 2025 Shares, (ii) pre-funded common stock purchase warrants, or the December 2025 Pre-Funded Warrants, at a purchase price of $1.164 to purchase an aggregate of up to 2,596,564 shares of our common stock at an exercise price of $0.001 per share, (iii) common stock purchase warrants to purchase up to 2,880,533 shares of our common stock at an exercise price of $1.04 per share, or the December 2025 Warrants, including this issuance of a warrant to purchase up to 257,510 shares of our common stock to the placement agent, or the Placement Agent Warrant. The December 2025 Warrants and the Placement Agent Warrant will be exercisable until the five-year anniversary of issuance. To the extent that the exercise of a December 2025 Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of our outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the December 2025 Pre-Funded Warrants issued at closing. The aggregate upfront gross proceeds from the issuance of the December 2025 Shares and December 2025 Pre-Funded Warrants totaled approximately $3.1 million, before deducting placement agent fees and offering costs of approximately $0.4 million. In December 2025, we registered on Form S-3 the resale of the December 2025 Shares, the December 2025 Pre-Funded Shares and the shares underlying the December 2025 Warrants.

On January 28, 2026, we entered into a securities purchase agreement with certain purchasers, or the January Purchasers, pursuant to which we agreed to issue and sell to the January Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the January Purchasers agreed to purchase from us (i) 1,877,677 shares of our common stock at a purchase price of $0.8891 per share, or the January 2026 Shares, (ii) pre-funded common stock purchase warrants, or the January 2026 Pre-Funded Warrants at a purchase price of $0.8881 to purchase an aggregate of up to 4,411,180 shares of our common stock at an exercise price of $0.001 per share, or the January 2026 Pre-Funded Shares, (iii) common stock purchase warrants to purchase up to 6,288,857 shares of our common stock at an exercise price of $0.765 per share, or the January 2026 Warrants. The January 2026 Warrants will be exercisable until the two-year anniversary of issuance. To the extent that the exercise of a January 2026 Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of our outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the January 2026 Pre-Funded Warrants issued at closing. The aggregate upfront gross proceeds from the issuance of the January 2026 Shares and January 2026 Pre-Funded Warrants totaled approximately $5.6 million, before deducting placement agent fees and offering costs of approximately $0.5 million.

On March 30, 2026, we entered into a securities purchase agreement with certain purchasers, or the March Purchasers, pursuant to which we agreed to issue and sell to the March Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the March Purchasers agreed to purchase from us (i)  pre-funded common stock purchase warrants, or the March 2026 Pre-Funded Warrants, at a purchase price of $0.807 to purchase an aggregate of up to 37,174,713 shares of our common stock at an exercise price of $0.001 per share, or the March 2026 Pre-Funded Shares and (ii) common stock purchase warrants to purchase up to 37,174,713 shares of our common stock at an exercise price of $0.683 per share, or the March 2026 Warrants. The March 2026 Warrants will be exercisable until December 31, 2029. However, if the holder exercises all or a portion of the March 2026 Pre-Funded Warrants then the termination date shall be the 30th calendar day after the holder exercises such March 2026 Pre-Funded Warrants. To the extent that the exercise of a March 2026 Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of our outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the March 2026 Pre-Funded Warrants issued at closing. The aggregate upfront gross proceeds from the issuance of the March 2026 Pre-Funded Warrants totaled approximately $30.0 million, before deducting placement agent fees and offering costs of approximately $2.3 million. In April 2026, we registered on Form S-3 the resale of the March 2026 Pre-Funded Shares and the shares underlying the March 2026 Warrants.

In the future, we may periodically offer securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2024 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(2,756,726)	$(3,631,163)
Investing activities	—	—
Financing activities	34,624,149	55,849
Change in cash and cash equivalents	$31,867,423	$(3,575,314)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $2.8 million for the three months ended March 31, 2026 compared to $3.6 million for the three months ended March 31, 2025. The decrease in cash used in operating activities of $0.8 million was primarily attributable to a change in operating assets and liabilities of $0.3 million and a decrease in our net loss of $0.6 million, partially offset by non-cash items of $0.1 million.

Investing activities.

No cash was used in or provided by investing activities the three months ended March 31, 2026 and 2025.

Financing activities.

Net cash provided by financing activities was $34.6 million for the three months ended March 31, 2026. Cash provided by financing activities for the three months ended March 31, 2026 was attributable to the net proceeds of approximately $34.6 million, after deducting approximately $0.5 million in issuance costs, received from sales of common stock and pre-funded warrants in the January 2026 and March 2026 Private Placements. The Company incurred an additional $2.3 million of issuance costs that were paid in April 2026.

Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2025 was attributable to the net proceeds of $0.1 million, after deducting approximately $3,000 in issuance costs, received from sales of common stock under the 2024 ATM Agreement.

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

Recent accounting pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements, the timing of adoption, and our assessment, if any, of their potential impact on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of March 31, 2026, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2026.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors below, together with the information contained elsewhere in this Quarterly Report on Form 10-Q, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business, including our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026. Any of the risks and uncertainties described below and in our other filings with the SEC, either alone or taken together, could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our common stock. In addition, these risks and uncertainties could cause actual results to differ materially from those expressed or implied by forward looking statements contained in this Form 10-Q (please read the Cautionary Note Regarding Forward-Looking Statements in this Form 10-Q).

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 16, 2026.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $3.3 million for the three months ended March 31, 2026, and $12.6 million and $13.0 million for the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $336.9 million and $333.6 million as of March 31, 2026 and December 31, 2025, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. APR-1051 and ATRN-119, are in clinical development and our other product candidates are in preclinical development. We have currently paused further patient enrollment in both the once daily and twice daily monotherapy dosing arms of ABOYA-119 and started the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATRN-119 in potential combination approaches. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale drug products, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents as of March 31, 2026 will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2028. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of APR-1051 and ATRN-119 and our other product candidates for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for APR-1051, ATRN-119 and our other product candidates;
●	the scope, progress, and results of exploring ATRN-119 in potential combination approaches;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may have material adverse impacts on our business.

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

The success of APR-1051 and ATRN-119 will depend on several factors, including the following:

●	successful patient enrollment and timely completion of clinical trials of APR-1051 and ATRN-119;
●	successful initiation and successful patient enrollment and completion of additional clinical trials, for APR-1051 or ATRN-119 or our other product candidates;
●	with the current orderly wind-down of the ABOYA-119 study and as we explore ATRN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 in a timely manner, if at all;
●	While we are currently considering further ATRN-119 development in combination approaches that could expand its therapeutic potential, we may be unable to advance development of ATRN-119 in combinations in a timely manner, if at all;

●	our ability to demonstrate APR-1051’s and ATRN-119’s safety and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for APR-1051 and ATRN-119;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any post-marketing approval commitments or requirements imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost-effective basis;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of APR-1051 and ATRN-119 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety and efficacy profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

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

We are in the early stages of testing APR-1051 and ATRN-119 in clinical trials and we have not tested APR-1051 or ATRN-119 in later phase clinical trials. The results of preclinical studies, whether or not conducted by us, may not be predictive of the results of clinical trials, and the results of the early-stage clinical trials that we are conducting today and that we may commence in the future may not be predictive of the results of the later-phase clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates APR-1051 and ATRN-119 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed or in later stage clinical trials. In particular, the small number of patients in our current and planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their product candidates. Our current and future clinical trials for APR-1051 and ATRN-119 may not ultimately be successful or support further clinical development. There is a high failure rate for product candidates proceeding through clinical trials. In addition, with the current orderly wind-down of ABOYA-119 study as we explore ATRN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 in a timely manner, if at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

While we have assembled a team with extensive experience in the discovery, development, and commercialization of oncology drugs to support our mission of developing novel synthetic lethality-based cancer therapeutics, we have limited experience designing, conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have not completed any clinical trials as a company. Our operations to date provide a limited basis to assess our ability to develop and commercialize our product candidates. In addition, with the current orderly wind-down of the ABOYA-119 study as we explore ATRN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 in a timely manner, if at all.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment may also be affected by other factors, including:

●	size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question;
●	patients’ and clinicians’ perceived risks and benefits of the product candidate under study;
●	competing clinical trials or compassionate use programs;
●	efforts to facilitate timely enrollment in clinical trials;
●	physicians’ attitudes and practices with respect to clinical trial enrollment;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients;
●	continued enrollment of prospective patients by clinical trial sites; and
●	the current orderly wind-down of the ABOYA-119 study as we explore ATRN-119 in potential combination approaches.

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

In general, our clinical trials of APR-1051 and ATRN-119 will or currently include cancer patients who are very sick and whose health is deteriorating. We expect that patients may experience adverse events, serious adverse events or may die during their participation in our current or future clinical trials for APR-1051 and ATRN-119 or other product candidates. We cannot predict with certainty what adverse events may occur in our clinical trials. Any adverse events, serious adverse events, or deaths occurring in our clinical trials, whether related to our product candidates or not, could affect perceptions relating to our product candidates. In addition, our previous clinical trials of eprenetapopt included cancer patients who were very sick and whose health was deteriorating, and we expect that additional clinical trials of eprenetapopt and our other product candidates would include similar patients with deteriorating health. Multiple patients in the eprenetapopt trials have experienced adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness, fatigue, and neutropenia. Some patients in these trials have experienced serious adverse events. The most common serious adverse events include febrile neutropenia, pneumonia, sepsis, and pyrexia.

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

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. Additionally, with the current orderly wind-down of the ABOYA-119 study as we explore ATRN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 in a timely manner, if at all. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in treating specific conditions in order to obtain marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent later-stage clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Additionally, with the current orderly wind-down of the ABOYA-119 study as we explore ATRN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 in a timely manner, if at all.

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

We are also developing ATRN-119 which is an orally bioavailable small molecule product candidate that targets Ataxia ATR protein within the DNA damage response pathway. We are aware of other product candidates that are in clinical development for the treatment of various cancers through similar mechanisms of action, including product candidates in clinical development being tested by Artios Pharma Ltd., AstraZeneca Plc, IMPACT Therapeutics, Inc., and Xeno Therapeutics (formerly Repare Therapeutics, Inc.), among others. If ATRN-119 were to be approved, it will compete with currently marketed drugs or drugs that may be approved for marketing by the FDA or comparable foreign regulatory authorities in the future and such competition will not be limited to drugs with similar mechanisms of action. With the current orderly wind-down of the ABOYA-119 study as we explore ATRN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 in a timely manner, if at all.

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

If we are successful at obtaining regulatory approval for APR-1051, ATRN-119 or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. With the current pause on further patient enrollment in both once daily and twice daily monotherapy dosing arms of ABOYA-119 and the orderly wind-down of certain clinical trial site activities associated with the monotherapy arms as we explore ATRN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 for monotherapy in a timely manner, if at all. These trials may reveal side effects or other harmful effects in patients that use our products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post-market studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

Our patent portfolio for our portfolio of DDR inhibitors, including our WEE1, ATR and DYRK1 programs, currently includes compositions of matter, pharmaceutical compositions, and methods of use patent claims. Our existing patents and any future patents we may obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies. Any failure to obtain or maintain patent protection with respect to our portfolio of DDR inhibitors could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If it is later determined that our activities or product candidates infringe, misappropriate or otherwise violate the intellectual property of third parties we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

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

We may rely on trademarks, service marks, tradenames and brand names. We cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, any registered or unregistered trademarks or trade names that we currently have or may in the future acquire may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Risks related to regulatory and marketing approval and other legal compliance matters

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

We have never obtained marketing approval for a product candidate. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, extraneous factors, including an epidemic or pandemic disease outbreak, or other public health situations, could impact the timeline for FDA and comparable foreign regulatory authorities to review an application for one of our product candidates. It is possible that the FDA and comparable foreign regulatory authorities may refuse to accept for filing and substantive review any new drug applications, or NDAs, marketing authorization applications, or MAA, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA, or comparable foreign regulatory authorities do not accept or approve our NDAs or MAAs for our product candidates, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other regulatory authority-required studies, approval of any NDA, MAA or other application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or comparable foreign regulatory authorities to approve our NDAs or our MAAs. The current orderly wind-down of the ABOYA-119 study as we explore ATRN-119 in potential combination approaches, may further extend the time required to obtain approval by the FDA and comparable foreign regulatory authorities for ATRN-119.

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

Our product candidates could fail to receive marketing approval, or marketing approval for our product candidates could be limited or delayed, for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission and applications or to obtain marketing approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may fail to approve any companion diagnostics that may be required in connection with approval of our therapeutic product candidates;
●	the FDA or the applicable foreign regulatory agency may fail to approve the formulation, labeling and/or the specifications for our product candidate;

●	changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
●	the current orderly wind-down of the ABOYA-119 study as we explore ATRN-119 in potential combination approaches; and
●	we may be unable to collaborate successfully with third parties as needed for the potential development of ATRN-119 in combinations.

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

Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than us. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can select and develop our product candidates, and our business will be limited.

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

Moreover, our ability to use our net operating losses and other deferred tax assets to offset future taxable income in Sweden and the United States may be significantly limited if we experience an ownership change. For Swedish income tax purposes, an ownership change will generally occur when one, or several shareholders together, acquire shares representing more than 50 percent of the voting power over a five-year period (under special provisions in Chapter 40 of the Swedish Income Tax Act; 1999:1229). Such an ownership change results in the forfeiture of tax losses carried forward exceeding 200 percent of the cost of the change of control. In this calculation, capital contributions to the company prior to the ownership change and in the preceding two years should reduce the cost of the change of control. Due to potential ownership changes under the Swedish Income Tax Act, we may be limited in our ability to realize a tax benefit on our deferred tax assets, whether or not we attain profitability in future years.

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

Risks related to our common stock

Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.*

As of March 31, 2026, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 33.4% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of APR-1051 or ATRN-119 and any of our other product candidates;
●	the current orderly wind-down of the ABOYA-119 study as we explore ATRN-119 in potential combination approaches;
●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and

●	the other factors described in this “Risk Factors” section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three months ended March 31, 2026, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits.

Exhibit Index

Exhibit
Number	Description of Document
4.1	Form of Pre-Funded Warrant (January 2026 Offering) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2026).

4.2	Form of Common Warrant (January 2026 Offering) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 29, 2026).

4.3	Form of Pre-Funded Warrant (March 2026 Offering) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 30, 2026).
4.4	Form of Common Warrant (March 2026 Offering) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 30, 2026).

10.1	Form of Securities Purchase Agreement (January 2026 Offering) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2026).

10.2	Form of Registration Rights Agreement (January 2026 Offering) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 29, 2026).

10.3	Form of Placement Agency Agreement (January 2026 Offering) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 29, 2026).

10.4	Form of Amendment to the Securities Purchase Agreement (January 2026 Offering) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 29, 2026).

10.5	Form of Securities Purchase Agreement (March 2026 Offering) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2026).

10.6	Form of Registration Rights Agreement (March 2026 Offering) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 30, 2026).

10.7	Form of Placement Agency Agreement (March 2026 Offering) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 30, 2026).

10.8	Form of Lock-Up Agreement (March 2026 Offering) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 30, 2026).

10.9	Form of Amendment to the Securities Purchase Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 30, 2026).

31.1+	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document
32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Date: May 13, 2026	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026

	By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)