Form 10-Q
period 2026-06-30
Aprea Therapeutics, Inc.
filed 2026-08-12
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 12,591,136 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 12, 2026.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “designed,” “would,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our current intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned clinical trials, including for APR-1051, our ongoing and planned development, prospects for commercialization, and market uptake of our potential product candidates, the strength and breadth of our intellectual property, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the legal and regulatory landscape affecting our business, the extent of clinical utility of our product candidates, particularly in specific patient populations, expectations regarding clinical trial data, our development and validation of manufacturing capabilities, our results of operations, financial condition, liquidity, prospects, growth and strategies, the length of time that we will be able to continue to fund our operating expenses and capital expenditures, our expected financing needs and sources of financing, the industry in which we operate and the trends that may affect the industry or us.

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

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report, and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$41,233,428	$14,599,347
Prepaid expenses and other current assets	679,686	961,899
Total current assets	41,913,114	15,561,246
Property and equipment, net	64,033	59,807
Restricted cash	41,615	41,186
Other noncurrent assets	271,162	271,162
Total assets	$42,289,924	$15,933,401
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$935,139	$713,668
Accrued expenses	2,157,163	2,050,690
Total current liabilities	3,092,302	2,764,358
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 31,194 shares issued and outstanding at June 30, 2026 and December 31, 2025	727,361	727,361
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 12,391,136 and 8,192,538 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	12,391	8,192
Additional paid-in capital	389,596,149	356,709,645
Accumulated other comprehensive loss	(10,617,617)	(10,634,714)
Accumulated deficit	(340,520,662)	(333,641,441)
Total stockholders’ equity	38,470,261	12,441,682
Total liabilities and stockholders' equity	$42,289,924	$15,933,401

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Grant revenue	$—	$118,111	$—	$280,574
Operating expenses:
Research and development	2,462,042	1,912,213	4,073,209	4,395,279
General and administrative	1,570,138	1,593,671	3,389,383	3,358,650
Total operating expenses	4,032,180	3,505,884	7,462,592	7,753,929
Loss from operations	(4,032,180)	(3,387,773)	(7,462,592)	(7,473,355)
Other income (expense):
Interest income	358,923	178,027	493,707	382,753
Other income	79,000	—	79,000	—
Foreign currency gain (loss)	2,953	(29,124)	10,664	(80,927)
Total other income	440,876	148,903	583,371	301,826
Net loss	$(3,591,304)	$(3,238,870)	$(6,879,221)	$(7,171,529)
Other comprehensive income:
Foreign currency translation	8,083	(1,681)	17,097	(1,038)
Total comprehensive loss	$(3,583,221)	$(3,240,551)	$(6,862,124)	$(7,172,567)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.53)	$(0.20)	$(1.19)
Weighted-average common shares outstanding, basic and diluted	53,483,504	6,083,329	34,191,653	6,038,845

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional		Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	Subscription	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	Receivable	loss	deficit	equity
Balance, December 31, 2024	56,227	$1,311,063	5,481,055	$5,481	$350,971,225	$—	$(10,627,379)	$(321,041,872)	$19,307,455
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	22,406	23	55,826	—	—	—	55,849
Vesting of restricted stock units	—	—	9,195	9	(9)	—	—	—	—
Stock‑based compensation	—	—	—	—	118,634	—	—	—	118,634
Foreign currency translation	—	—	—	—	—	—	643	—	643
Net loss	—	—	—	—	—	—	—	(3,932,659)	(3,932,659)
Balance, March 31, 2025	56,227	$1,311,063	5,512,656	$5,513	$351,145,676	$—	$(10,626,736)	$(324,974,531)	$15,549,922
Conversion of preferred stock to common stock	(25,033)	(583,702)	12,516	12	583,690	—	—	—	583,702
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	220,733	221	384,658	—	—	—	384,879
Vesting of restricted stock units	—	—	6,270	6	(6)	—	—	—	—
Stock‑based compensation	—	—	—	—	136,729	—	—	—	136,729
Foreign currency translation	—	—	—	—	—	—	(1,681)	—	(1,681)
Net loss	—	—	—	—	—	—	—	(3,238,870)	(3,238,870)
Balance, June 30, 2025	31,194	$727,361	5,752,175	$5,752	$352,250,747	$—	$(10,628,417)	$(328,213,401)	$13,414,681

Balance, December 31, 2025	31,194	$727,361	8,192,538	$8,192	$356,709,645	$—	$(10,634,714)	$(333,641,441)	$12,441,682
Issuance of common stock and pre-funded warrants, net	—	—	1,877,677	1,878	32,322,655	—	—	—	32,324,533
Issuance of common stock for subscription receivable	—	—	—	—	499,999	(499,999)	—	—	—
Vesting of restricted stock units	—	—	12,560	13	(13)	—	—	—	—
Exercise of pre-funded warrants	—	—	1,900,001	1,900	(1,900)	—	—	—	—
Stock‑based compensation	—	—	—	—	101,068	—	—	—	101,068
Foreign currency translation	—	—	—	—	—	—	9,014	—	9,014
Net loss	—	—	—	—	—	—	—	(3,287,917)	(3,287,917)
Balance, March 31, 2026	31,194	$727,361	11,982,776	$11,983	$389,631,454	$(499,999)	$(10,625,700)	$(336,929,358)	$41,588,380
Issuance costs and receipt of subscription receivable	—	—			(138,090)	499,999	—	—	361,909
Vesting of restricted stock units	—	—	8,360	8	(8)	—	—	—	—
Exercise of pre-funded warrants	—	—	400,000	400	(400)	—	—	—	—
Stock‑based compensation	—	—	—	—	103,193	—	—	—	103,193
Foreign currency translation	—	—	—	—	—	—	8,083	—	8,083
Net loss	—	—	—	—	—	—	—	(3,591,304)	(3,591,304)
Balance, June 30, 2026	31,194	$727,361	12,391,136	$12,391	$389,596,149	$—	$(10,617,617)	$(340,520,662)	$38,470,261

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,879,221)	$(7,171,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,174	10,857
Stock‑based compensation	204,261	255,363
Foreign currency (gain) loss	(10,664)	80,927
Changes in operating assets and liabilities:
Prepaid expenses and other current and noncurrent assets	280,532	347,749
Accounts payable	222,325	(161,605)
Accrued expenses	136,104	(123,679)
Net cash used in operating activities	(6,035,489)	(6,761,917)
Cash flows from investing activities:
Purchases of property and equipment	(15,400)	—
Net cash used in investing activities	(15,400)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	35,598,881	459,019
Common stock issuance costs	(2,912,439)	(18,291)
Net cash provided by financing activities	32,686,442	440,728
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,043)	4,006
Change in cash, cash equivalents and restricted cash	26,634,510	(6,317,183)
Cash, cash equivalents and restricted cash—beginning of year	14,640,533	22,890,055
Cash, cash equivalents and restricted cash—end of period	$41,275,043	$16,572,872

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$41,233,428	$16,532,199
Restricted cash	41,615	40,673
Total cash, cash equivalents and restricted cash	$41,275,043	$16,572,872

Non-cash investing and financing activities:
Conversion of Series A convertible preferred stock to common stock	$—	$583,702

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (the “Company”) is a clinical-stage precision medicine oncology company focused on the discovery and development of targeted therapies for patients with biomarker-defined cancers. The Company began principal operations in 2006 and is headquartered in Doylestown, Pennsylvania. The Company’s two clinical programs are a next-generation oral inhibitor of the WEE1 kinase, APR-1051, and our novel oral macrocyclic ATR inhibitor, ATRN-119. We have closed the ABOYA-119 Phase I study with ATRN-119 as we explore development opportunities for ATRN-119 in potential combination approaches. Both programs are the cornerstones of our pipeline of synthetic lethality-based cancer therapeutics and were internally discovered, developed, and evaluated by our dedicated team of chemists, scientists, and clinicians.

Basis of presentation and management plans—The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since its inception, the Company has devoted substantially all of its efforts to business planning, clinical operations, research and development, recruiting management and technical staff and raising capital and has financed its operations through the issuance of convertible preferred stock and common stock.

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

Based on its current operating plan, the Company believes that its June 30, 2026 cash balance of approximately $41.2 million will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the first quarter of 2028.

2. Summary of significant accounting policies

The Company's complete listing of significant accounting policies are described in Note 2 to the Company's audited consolidated financial statements as of December 31, 2025 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 (the “2025 Form 10-K”).

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

Unaudited interim consolidated financial statements—The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for interim information and pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and related notes included in the 2025 Form 10-K.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Restricted cash— The Company has restricted cash of $41,615 and $41,186 as of June 30, 2026 and December 31, 2025, respectively, that is securing the Company’s credit card program.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Research and development costs—Research and development costs are charged to expense as incurred. Research and development expenses incurred in performing research and development activities include salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development. Deposits made by the Company with certain service providers that are to be applied to future payments due under the service agreements or returned to the Company if not utilized are recorded in the consolidated balance sheets.

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

Included within weighted average common shares outstanding for the three and six months ended June 30, 2026 are 41,099,626 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,
	2026	2025
Convertible preferred stock (as converted)	15,596	15,596
Options to purchase common stock	1,137,333	815,723
Warrants to purchase common stock	48,538,891	2,194,788
Unvested restricted stock units	65,438	32,697
Total shares of common stock equivalents	49,757,258	3,058,804

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

3. Leases

The Company is a party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to all leases of one year or less. Rent expense for the three months ended June 30, 2026 and 2025 was $23,607 and $23,336, respectively. Rent expense for the six months ended June 30, 2026 and 2025 was $47,247 and $46,560, respectively.

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

4. Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2026	2025
Professional fees	$317,561	$248,591
Compensation, severance and benefits	398,574	770,562
Research and development	1,305,285	870,165
Other	135,743	161,372
Total accrued expenses	$2,157,163	$2,050,690

5. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

As of June 30, 2026 and December 31, 2025, a total of 31,194 shares of Series A Preferred Stock remained outstanding, which are convertible into 15,596 shares of common stock. In April 2025, a total of 25,033 shares of Series A Preferred stock were converted into 12,516 shares of common stock.

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

Shelf Registration Statement

On November 8, 2024, the Company entered into an At the Market Offering Agreement (the “November 2024 ATM Agreement”) with HCW. On November 8, 2024, the Company filed a prospectus supplement to the 2024 Shelf Registration Statement with the SEC for the sale of up to $3.0 million pursuant to the November 2024 ATM Agreement, as discussed below. Pursuant to the November 2024 ATM Agreement and the prospectus supplement filed in connection therewith, the Company may, from time to time, in its sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of common stock. During the year ended December 31, 2025, the Company issued and sold 1,337,948 shares of common stock under the November 2024 ATM Agreement resulting in net proceeds to the Company of approximately $1.9 million after deducting approximately $76,000 in issuance costs. During the six months ended June 30, 2026, the Company did not issue and sell shares of common stock under the November 2024 ATM Agreement.

December 2025 Private Placement

On December 8, 2025, the Company entered into a securities purchase agreement with certain purchasers (the “December Purchasers”) pursuant to which the Company agreed to issue and sell to the December Purchasers in a

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company evaluated the terms of the warrants issued in the December 2025, January 2026 and March 2026 Private Placements and determined that they should be classified as equity instruments within additional paid-in capital. As of June 30, 2026 and December 31, 2025, none of the Tranche A Warrants or Tranche B Warrants have been exercised. During 2025, 91,206 warrants to purchase March 2024 Pre-Funded Shares were exercised for proceeds of $91 and 1,198,700 December 2025 Pre-Funded Warrants to purchase December 2025 Pre-Funded Shares were exercised for no proceeds since the exercise price was previously paid at closing. During the three months ended June 30, 2026, 400,000 January 2026 Pre-Funded Warrants to purchase January 2026 Pre-Funded Shares were exercised for no proceeds since the exercise price was previously paid at closing. During the six months ended June 30, 2026, 1,376,405 December 2025 Pre-Funded Warrants to purchase December 2025 Pre-Funded Shares and 923,596 January 2026 Pre-Funded Warrants to purchase January 2026 Pre-Funded Shares were exercised for no proceeds since the exercise price was previously paid at closing.

A summary of warrants outstanding as of June 30, 2026 is as follows:

		Exercise
	Number of	price per	Expiration
Description	warrants	share	date
March 2024 Tranche A Warrants	1,097,394	$7.2900	3/11/2027
March 2024 Tranche B Warrants	1,097,394	$9.1125	3/11/2029
March 2024 Pre-Funded Warrants	415,870	$0.0010	n/a
December 2025 Pre-Funded Warrants	21,459	$0.0010	n/a
December 2025 Warrants	2,880,533	$1.0400	12/10/2030
January 2026 Pre-Funded Warrants	3,487,584	$0.0010	n/a
January 2026 Warrants	6,288,857	$0.7650	1/30/2028
March 2026 Pre-Funded Warrants	37,174,713	$0.0010	n/a
March 2026 Warrants	37,174,713	$0.6830	12/31/2029
Total	89,638,517

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $0.1 million for each of the three months ended June 30, 2026 and 2025. The Company recorded stock-based compensation expense of $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and six months ended June 30, 2026 and 2025. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2026 and December 31, 2025, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2026 and 2025.

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was enacted into law. The legislation made several changes to the U.S. tax code, including the return of 100% bonus depreciation, the ability to immediately deduct domestic research and development costs, a more favorable rule for deducting interest expenses, and updates to international tax rules around global intangible low-taxed income and foreign-derived intangible income. The Company has evaluated the impact of the OBBBA and determined it will have an immaterial impact on the consolidated financial results.

7. Commitments and contingencies

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2026 or the year ended December 31, 2025, and, to its knowledge, no material legal proceedings are currently pending or threatened. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2026 and December 31, 2025, the Company has not recorded a provision for any contingent losses.

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

We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, our IND for APR-1051 (IND 169359) went into effect and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051, our Phase 1 dose escalation study. Preliminary results provide early clinical proof-of-concept of APR-1051. On January 29, 2026, we announced the first unconfirmed partial response (uPR) observed in a patient enrolled in the ongoing Phase 1 ACESOT-1051 dose-escalation study: a patient with PPP2R1A-mutated uterine serous carcinoma, a form of endometrial cancer, treated at the 150 mg dose level of APR-1051. At the protocol-defined 8-week first imaging assessment, the patient achieved a 50% reduction in target lesion size per RECIST v1.1 criteria, along with a marked reduction in cancer antigen 125 (CA-125) levels, from 732 to 70 U/mL. CA-125 is a well-recognized tumor marker in endometrial cancer. On March 30, 2026, we announced a confirmed partial response observed in a second patient with PPP2R1A-mutated endometrial cancer, treated at the 220 mg dose level. At the first imaging assessment the patient achieved a 50% reduction in target lesion size, along with a marked decline in CA-125 from 362 at baseline to 47 U/mL, further supporting the anti-tumor activity of APR-1051. This response was subsequently confirmed at the second image assessment, with an additional 9.5% reduction in target lesion size, and a reduction in CA-125 to 40.2U/ml (from 362 U/mL at baseline). As of May 6, 2026, we observed 6 patients with stable disease in the ongoing Phase 1 ACESOT-1051 dose escalation study. We expect to report the next clinical data update from ACESOT-1051 at a medical meeting in the fourth quarter of 2026. Enrollment is accelerating ahead of this anticipated clinical catalyst, with the number of active clinical sites expanding from three to ten. We expect enrollment to reach 6 to 10 patients per month by Q4 of 2026, potentially increasing the pace of clinical data generation. Our plan is to expand enrollment in ACESOT-1051 to include at least 50 patients with uterine serous carcinoma (USC), or patients with cyclin E-overexpressing, platinum-resistant ovarian cancer (PROC). This strategy is designed to sharpen the clinical development path for APR-1051 and provide further insight into biomarker-defined patient populations most likely to benefit from WEE1 inhibition. Completion of dose escalation and backfill expansion is anticipated in the second quarter of 2027.

Our second clinical-stage synthetic lethality product candidate is ATRN-119, an oral small molecule inhibitor of ataxia telangiectasia and Rad3-related, or ATR. The ATR kinase is a master regulator of the DNA damage response, with key roles in cell cycle control and DNA repair following replication stress. We have developed ATRN-119, the first oral macrocyclic ATR inhibitor to enter clinical trials. On October 15, 2025, we determined the recommended Phase 2 monotherapy dose (RP2D) of 1,100 mg once daily for ATRN-119 in the ABOYA-119 Phase 1/2a dose-escalation study, and have closed this study to focus our resources on the clinical development of APR-1051. Building on the completion of dose escalation, we are considering further ATRN-119 development in combination approaches that could expand its therapeutic potential. We believe ATRN-119's mechanism of action, favorable safety profile, and pharmacologic characteristics potentially make it an ideal candidate for combination with other anti-cancer therapies, including radiation therapy, chemotherapy, antibody-drug conjugates (ADCs) and immune checkpoint inhibitors.

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

In addition, we have an early-stage program, a macrocyclic DYRK1A/B inhibitor, that we potentially could enter IND enabling studies in the fourth quarter of 2026, subject to available resources.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we progress clinical trials for APR-1051. With the closure of ABOYA-119, we are exploring ATRN-119 in potential combination approaches with potential partners.

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

Smaller reporting company status

We are a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act. We will continue to be a smaller reporting company so long as either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation.

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025	Change
Grant revenue	$—	$118,111	$(118,111)
Operating expenses:
Research and development	2,462,042	1,912,213	549,829
General and administrative	1,570,138	1,593,671	(23,533)
Total operating expenses	4,032,180	3,505,884	526,296
Loss from operations	(4,032,180)	(3,387,773)	(644,407)
Other income:
Interest income	358,923	178,027	180,896
Other income:	79,000	—	79,000
Foreign currency gain (loss)	2,953	(29,124)	32,077
Total other income	440,876	148,903	291,973
Net loss	$(3,591,304)	$(3,238,870)	$(352,434)

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended June 30, 2025 was $0.1 million. No grant revenue was recognized for the three months ended June 30, 2026, as the grants from NIH have been exhausted.

Research and development expenses

	Three Months Ended June 30,
	2026	2025	Change
APR-1051	$1,501,445	$694,109	$807,336
ATRN-119	542,350	868,732	(326,382)
APR-246	67,720	5,583	62,137
Other early-stage development programs	28,531	29,532	(1,001)
Unallocated research and development expenses	321,996	314,257	7,739
Total research and development expenses	$2,462,042	$1,912,213	$549,829

Research and development expenses for the three months ended June 30, 2026 were approximately $2.5 million, compared to approximately $1.9 million for the three months ended June 30, 2025. The overall increase of $0.6 million was primarily due to the following:

●	an increase of $0.8 million related to ACESOT-1051, our Phase 1 dose-escalation study for APR-1051, our small molecule WEE1 inhibitor; and
●	a decrease of $0.3 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, which has been closed.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2026 were approximately $1.6 million, compared to approximately $1.6 million for the three months ended June 30, 2025.

Other income

Foreign currency gain for the three months ended June 30, 2026 was $2,953 compared to a foreign currency loss of $29,124 for the three months ended June 30, 2025. The change in the foreign currency gain (loss) of $32,077 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Other income was $79,000 for the three months ended June 30, 2026 and was related to the monetization of a portion of the Company’s state net operating loss carryforwards. Interest income for the three months ended June 30, 2026 and 2025 primarily consisted of interest income on our cash and cash equivalents.

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025	Change
Grant revenue	$—	$280,574	$(280,574)
Operating expenses:
Research and development	4,073,209	4,395,279	(322,070)
General and administrative	3,389,383	3,358,650	30,733
Total operating expenses	7,462,592	7,753,929	(291,337)
Loss from operations	(7,462,592)	(7,473,355)	10,763
Other income:
Interest income	493,707	382,753	110,954
Other income	79,000	—	79,000
Foreign currency gain (loss)	10,664	(80,927)	91,591
Total other income	583,371	301,826	281,545
Net loss	$(6,879,221)	$(7,171,529)	$292,308

Grant revenue

Grant revenue primarily from the NIH the six months ended June 30, 2025 was $0.3 million. No grant revenue was recognized for the six months ended June 30, 2026. The decrease in grant revenue of $0.3 million is due to recognizing less grant revenue from the NIH as these grants have been exhausted.

Research and development expenses

	Six Months Ended June 30,
	2026	2025	Change
APR-1051	$2,411,012	$1,536,094	$874,918
ATRN-119	880,804	2,008,305	(1,127,501)
APR-246	72,401	(6,399)	78,800
Other early-stage development programs	29,197	119,135	(89,938)
Unallocated research and development expenses	679,795	738,144	(58,349)
Total research and development expenses	$4,073,209	$4,395,279	$(322,070)

Research and development expenses for the six months ended June 30, 2026 were approximately $4.1 million, compared to approximately $4.4 million for the six months ended June 30, 2025. The overall decrease of $0.3 million was primarily due to the following:

●	an increase of $0.9 million related to ACESOT-1051, our Phase 1 dose-escalation study for APR-1051, our small molecule WEE1 inhibitor;
●	a decrease of $1.1 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, which has been closed; and

●	a decrease of $0.1 million in other early-stage development programs and unallocated research and development expenses.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2026 were approximately $3.4 million, compared to approximately $3.4 million for the six months ended June 30, 2025.

Other income

Foreign currency gain for the six months ended June 30, 2026 was $10,664 compared to a foreign currency loss of $80,927 for the six months ended June 30, 2025. The change in the foreign currency gain (loss) of $91,591 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Other income was $79,000 for the six months ended June 30, 2026 and was related to the monetization of a portion of the Company’s state net operating loss carryforwards. Interest income for the six months ended June 30, 2026 and 2025 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary source of funds has been from the public sales of our common stock. As of June 30, 2026, we had cash and cash equivalents of $41.2 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028.

Our net losses were $6.9 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $340.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

On November 8, 2024, we entered into an At the Market Offering Agreement, or the 2024 ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, we may, from time to time, in our sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of our common stock. During the six months ended June 30, 2026, we did not issue and sell any shares of common stock under the 2024 ATM Agreement. During the year ended December 31, 2025, we issued and sold 1,337,948 shares of common stock under the 2024 ATM Agreement resulting in net proceeds of approximately $1.9 million.

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

On March 30, 2026, we entered into a securities purchase agreement with certain purchasers, or the March Purchasers, pursuant to which we agreed to issue and sell to the March Purchasers in a private placement offering exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, and the March Purchasers agreed to purchase from us (i)  pre-funded common stock purchase warrants, or the March 2026 Pre-Funded Warrants, at a purchase price of $0.807 to purchase an aggregate of up to 37,174,713 shares of our common stock at an exercise price of $0.001 per share, or the March 2026 Pre-Funded Shares and (ii) common stock purchase warrants to purchase up to 37,174,713 shares of our common stock at an exercise price of $0.683 per share, or the March 2026 Warrants. The March 2026 Warrants will be exercisable until December 31, 2029. However, if the holder exercises all or a portion of the March 2026 Pre-Funded Warrants then the termination date shall be the 30th calendar day after the holder exercises such March 2026 Pre-Funded Warrants. To the extent that the exercise of a March 2026 Warrant would result in the holder beneficially owning greater than 4.99% (or, at the election of the holder, greater than 9.99%) of our outstanding common stock immediately following such exercise, the holder will instead receive pre-funded warrants in substantially the same form as the March 2026 Pre-Funded Warrants issued at closing. The aggregate upfront gross proceeds from the issuance of the March 2026 Pre-Funded Warrants totaled approximately $30.0 million, before deducting placement agent fees and offering costs of approximately $2.4 million. In April 2026, we registered on Form S-3 the resale of the March 2026 Pre-Funded Shares and the shares underlying the March 2026 Warrants.

In the future, we may periodically offer securities in amounts, prices and terms to be announced when and if the securities are offered. If any of the securities covered by the 2024 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of such offering at that time.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(6,035,489)	$(6,761,917)
Investing activities	(15,400)	—
Financing activities	32,686,442	440,728
Effect of exchange rate changes	(1,043)	4,006
Change in cash and cash equivalents	$26,634,510	$(6,317,183)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $6.0 million for the six months ended June 30, 2026 compared to $6.8 million for the six months ended June 30, 2025. The decrease in cash used in operating activities of $0.8 million was primarily attributable to a change in operating assets and liabilities of $0.6 million and a decrease in our net loss of $0.3 million, partially offset by non-cash items of $0.1 million.

Investing activities.

Cash used in investing activities for the six months ended June 30, 2026 of $15,400 was for the purchase of property and equipment. No cash was used in or provided by investing activities for the six months ended June 30, 2025.

Financing activities.

Net cash provided by financing activities was $32.7 million for the six months ended June 30, 2026. Cash provided by financing activities for the six months ended June 30, 2026 was attributable to the net proceeds of approximately $32.7 million, after deducting approximately $2.9 million in issuance costs, received from sales of common stock and pre-funded warrants in the January 2026 and March 2026 Private Placements.

Net cash provided by financing activities of $0.4 million for the six months ended June 30, 2025 was attributable to the net proceeds of $0.4 million, after deducting approximately $18,000 in issuance costs, received from sales of common stock under the 2024 ATM Agreement.

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

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties and grants from government and other (non-government) organizations. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. In addition, our ability to engage in certain types of capital raising transactions will be limited by the Listing Rules of the Nasdaq Stock Market and/or General Instruction I.B.6 of Form S-3 if the market value of our common stock held by non-affiliates is below $75 million at a time we seek to utilize our effective registration statement on Form S-3.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of June 30, 2026, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2026.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	If we fail to maintain compliance with the minimum listing requirements, our common stock will be subject to delisting and our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of APR-1051. Our clinical trial of APR-1051 may not be successful. If we are unable to obtain approval for and commercialize APR-1051 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing APR-1051. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to conduct their operations in compliance with regulatory requirements or to meet deadlines for the completion of such trials, research and studies.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.

●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate commercial revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq Stock Market, or Nasdaq, continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $6.9 million for the six months ended June 30, 2026, and $12.6 million and $13.0 million for the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $340.5 million and $333.6 million as of June 30, 2026 and December 31, 2025, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.*

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our product candidates, identifying potential product candidates, conducting preclinical studies of our product candidates and conducting clinical trials of our product candidates. APR-1051 and ATRN-119 are in clinical development and our other product candidates are in preclinical development. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture commercial-scale drug products, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to ten years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents as of June 30, 2026 will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2028. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of our current and future clinical trials of APR-1051 and our other product candidates for our current targeted indications;
●	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for APR-1051 and our other product candidates;
●	the scope, progress, and results of exploring ATRN-119 in potential combination approaches;
●	the number of future product candidates that we pursue and their development requirements;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we acquire or invest in businesses, products and technologies, including entering into or maintaining licensing or collaboration arrangements for product candidates on favorable terms, although we currently have no commitments or agreements to complete any such transactions;
●	the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and
●	the costs of operating as a public company.

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

Changes in regulations and policies by the U.S. administration and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. In 2025, significant changes in U.S. trade policy, including the imposition of broad based tariffs on imports from multiple countries, created uncertainty in global supply chains that could affect our ability to source clinical trial materials and could increase our operating costs. The tariff increases have significantly disrupted the global markets and may significantly escalate tensions between the U.S. and other countries, especially China. We currently procure APIs and other raw materials from a supplier in China, and we are in the process of diversifying our API procurement to include additional suppliers in the United States. The extent of the impact that such tariffs, trade policies, or new legislation or regulations will have on our business specifically, or on the U.S. market and global economy generally, are uncertain and in the long term, unpredictable, and could adversely affect our business, financial condition, and results of operations. The continued impact of these tariffs may impair our plans for further drug development in the U.S. market as well as our ability to generate revenues.

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

Risks related to the discovery, development and commercialization of our product candidates

We are substantially dependent on the success of APR-1051. Our clinical trials of APR-1051 may not be successful. If we are unable to obtain approval for and commercialize APR-1051 or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale. Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, APR-1051. We are investing a majority of our efforts and financial resources in the research and development of APR-1051. Our business depends entirely on the successful development and commercialization of our product candidates. We currently have no drugs approved for sale and generate no revenues from sales of any products, and we may never be able to develop a marketable product.

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

The success of APR-1051 will depend on several factors, including the following:

●	successful patient enrollment and timely completion of clinical trials of APR-1051;
●	successful initiation and successful patient enrollment and completion of additional clinical trials, for APR-1051 or our other product candidates;
●	our ability to demonstrate APR-1051’s safety and efficacy to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing approvals for APR-1051;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	successfully defending and enforcing our rights in our intellectual property portfolio;
●	avoiding and successfully defending against any claims that we have infringed, misappropriated or otherwise violated any intellectual property of any third party;
●	the performance of our future collaborators, if any;
●	the extent of, and our ability to timely complete, any post-marketing approval commitments or requirements imposed by FDA or other applicable regulatory authorities;
●	successfully developing a companion diagnostic test on a timely and cost-effective basis;

●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers who are able to manufacture clinical trial and commercial quantities of APR-1051 drug substance and drug product and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP, at a scale sufficient to meet anticipated demand and over time enable us to reduce our cost of manufacturing;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are compliant with cGMP and appropriately packaged for sale;
●	successful launch of commercial sales following any marketing approval;
●	a continued acceptable safety and efficacy profile following any marketing approval;
●	commercial acceptance by patients, the medical community and third-party payors;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and
●	our ability to compete with other therapies.

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

We are in the early stages of testing APR-1051 in Phase 1 clinical trials and we have not tested APR-1051 in later phase clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.

We are in the early stages of testing APR-1051 in clinical trials and we have not tested APR-1051 in later phase clinical trials. The results of preclinical studies, whether or not conducted by us, may not be predictive of the results of clinical trials, and the results of the early-stage clinical trials that we are conducting today and that we may commence in the future may not be predictive of the results of the later-phase clinical trials. For example, even if successful, the results of our Phase 1 clinical trials of our product candidates APR-1051 and other product candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed or in later stage clinical trials. In particular, the small number of patients in our current and planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing licensure of their product candidates. Our current and future clinical trials for APR-1051 may not ultimately be successful or support further clinical development. There is a high failure rate for product candidates proceeding through clinical trials. In addition, with the closure of ABOYA-119 study as we explore ATRN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 in a timely manner, if at all. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

We have limited experience as a company conducting clinical trials and may be unable to complete pivotal clinical trials for any product candidates we may develop.*

Our success is dependent upon our ability to initiate and successfully complete clinical trials and obtain regulatory approval for and commercialization of our product candidates. We have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidate. The successful commercialization of any product candidate may require us to perform a variety of functions, including:

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

While we have assembled a team with extensive experience in the discovery, development, and commercialization of oncology drugs to support our mission of developing novel synthetic lethality-based cancer therapeutics, we have limited experience designing, conducting and enrolling subjects in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have not completed any clinical trials as a company. Our operations to date provide a limited basis to assess our ability to develop and commercialize our product candidates. In addition, with the closure of the ABOYA-119 study as we explore ATRN-119 in potential combination approaches, we may be unable to advance development of ATRN-119 in a timely manner, if at all.

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

We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.*

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials and our ability to enroll eligible patients and maintain their enrollment may be limited or may result in slower enrollment than we anticipate.

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

Aside from PARP inhibitors, such as Lynparza, Rubraca, Zejula and Talzenna, no synthetic lethality small molecule inhibitor therapeutics have been approved to date by the FDA. Pamiparib, a PARP inhibitor developed by Beigene, was approved in 2021 in China. Adverse events in future clinical trials of our product candidates or in clinical trials of other similar products and the resulting publicity, as well as any other adverse events in the field of synthetic lethality and DDR, or any adverse events involving other products that are perceived to be similar to DDR, such as those related to immuno-oncology, antibody-drug conjugant, gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by healthcare professionals, patients and CROs in our product candidates, difficulties and delays in regulatory clearance or approval for, enrollment of patients in, and conduct of, our clinical trials, and less demand for any product that we may develop. Our pipeline of product candidates could experience a greater quantity of reportable adverse events or other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delays or holds by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our product development programs, as well as our business as a whole.

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

In general, our clinical trials of APR-1051 will or currently include cancer patients who are very sick and whose health is deteriorating. We expect that patients may experience adverse events, serious adverse events or may die during their participation in our current or future clinical trials for APR-1051 or other product candidates. We cannot predict with certainty what adverse events may occur in our clinical trials. Any adverse events, serious adverse events, or deaths occurring in our clinical trials, whether related to our product candidates or not, could affect perceptions relating to our product candidates. In addition, our previous clinical trials of eprenetapopt included cancer patients who were very sick and whose health was deteriorating, and we expect that additional clinical trials of eprenetapopt and our other product candidates would include similar patients with deteriorating health. Multiple patients in the eprenetapopt trials have experienced adverse events. The most commonly reported adverse events include nausea, vomiting, constipation, dizziness, fatigue, and neutropenia. Some patients in these trials have experienced serious adverse events. The most common serious adverse events include febrile neutropenia, pneumonia, sepsis, and pyrexia.

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

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.*

We currently have no drugs approved for sale and we cannot guarantee that we will ever have marketable drugs. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our product candidates are safe and effective for use in treating specific conditions in order to obtain marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Product candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent later-stage clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

In addition, in the event that a safety issue, clinical hold, or other adverse finding occurs in one of our clinical trials, that event could adversely affect any other clinical trials for the same product candidate. Moreover, there is a relatively limited safety data set for product candidates with the same mechanism of action as APR-1051, ATRN-119 or our other product candidates. An adverse safety issue or other adverse finding in a clinical trial conducted by a third party with a similar mechanism of action could adversely affect clinical trials involving APR-1051 or our other product candidates.

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

Clinical drug development is a lengthy and expensive process, with an uncertain outcome. If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs, experience delays in completing, or ultimately be unable to complete, the development of our product candidates or be unable to obtain marketing approval.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*

The pharmaceutical and biotechnology industries generally, and the cancer drug sector specifically, are highly competitive and characterized by rapidly advancing technologies, evolving understanding of disease etiology and a strong emphasis on proprietary new drugs. We face competition with respect to APR-1051, ATRN-119 and our other product candidates, and will face competition with respect to any product candidates that we may seek to discover and develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies. There are a number of major pharmaceutical, specialty pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of drugs for the treatment of cancer. Potential competitors also include academic institutions and governmental agencies and public and private research institutions.

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

If we are successful at obtaining regulatory approval for APR-1051 or any of our other product candidates, regulatory agencies in the United States and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. Clinical trials may reveal side effects or other harmful effects in patients that use our products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post-market studies or clinical trials, imposition of distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS, or withdrawal of the product from the market, which would cause our revenue to decline.

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

Risks related to regulatory and marketing approval and other legal compliance matters

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.*

We have never obtained marketing approval for a product candidate. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, extraneous factors, including an epidemic or pandemic disease outbreak, or other public health situations, could impact the timeline for FDA and comparable foreign regulatory authorities to review an application for one of our product candidates. It is possible that the FDA and comparable foreign regulatory authorities may refuse to accept for filing and substantive review any new drug applications, or NDAs, marketing authorization applications, or MAA, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA, or comparable foreign regulatory authorities do not accept or approve our NDAs or MAAs for our product candidates, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other regulatory authority-required studies, approval of any NDA, MAA or other application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or comparable foreign regulatory authorities to approve our NDAs or our MAAs.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.*

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drugs are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, whose laws and regulations may differ from country to country. We, and any future collaborators, are not permitted to market our product candidates in the United States or in other countries until we or they receive approval of an NDA from the FDA or marketing approval from comparable foreign regulatory authorities. Our product candidates are in early stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have limited experience in conducting and managing the clinical trials necessary to obtain marketing approvals, including FDA approval of an NDA.

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain marketing approval to market APR-1051, which would significantly harm our business, results of operations and prospects. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies and testing. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any collaborators we may have in the future, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

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

Risks related to our common stock

Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.*

As of June 30, 2026, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 20.3% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell our common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of APR-1051 and any of our other product candidates;
●	the closure of the ABOYA-119 study as we explore ATRN-119 in potential combination approaches;
●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

As of January 1, 2025, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Act of 2012, of the JOBS Act. However, we remain a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

We are required to meet the Nasdaq Stock Market, or Nasdaq, continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.*

We are required to meet the continued listing requirements of Nasdaq and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements.

The continued listing standards of Nasdaq applicable to the Nasdaq Capital Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if the listed company does not regain compliance within a 180-day grace period, it may be subject to delisting. In order to regain compliance, the bid price of the listed company’s common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within a 180-day grace period. In addition, in July 2026 Nasdaq approved a new rule requiring listed companies to maintain a minimum market value of listed securities (MVLS) of $5 million. If our MLVS falls below this threshold for 30 consecutive business days, we may be subject to delisting proceedings. On January 23, 2026, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we would be afforded 180 calendar days to regain compliance with the bid price requirement. On July 23, 2026, we received a notification letter from Nasdaq informing us that we are eligible for an additional 180 calendar day period, or until January 19, 2027 to regain compliance with the minimum bid price requirement. There can be no assurance that we will regain compliance with the minimum bid price requirement (or, if we do so, that we will maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards).

If we fail to regain compliance with the minimum bid price requirement, the MLVS requirement or other Nasdaq listing standards, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Delisting could also cause us to pursue eligibility for trading of securities on other markets or exchanges, including the OTC BB or QB markets, or on the OTC “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the OTC markets or the pink sheets. Delisting from Nasdaq would also result in negative publicity, make it more difficult for us to raise additional capital, cause us to lose eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three and six months ended June 30, 2026, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

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

Date: August 12, 2026	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026

	By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)