Form 10-Q
period 2026-09-30
Aprea Therapeutics, Inc.
filed 2026-11-04
CIK 1781983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 14,191,136 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 4, 2026.

Aprea Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2026

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	estimates of our expenses, capital requirements and our needs for additional financing;
●	business interruptions, including delays in enrollment, patient follow-up and data collection of clinical trials;
●	the prospects of our product candidates, all of which are still in development;
●	outcomes and results of ongoing or future preclinical studies and clinical trials of our product candidates;
●	our expectations regarding our ability to identify, discover or acquire additional suitable product candidates;
●	the design of our ongoing and planned clinical trials, including the sample size, trial duration, endpoint definition, event rate assumptions and eligibility criteria;
●	our understanding of product candidates’ mechanisms of action and interpretation of preclinical and early clinical results from clinical development programs and our ability to predict clinical outcomes based on such preclinical and early clinical results;
●	our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
●	our expectations regarding the timing of initiation of data readout from our clinical trials;
●	market acceptance or commercial success of any product candidate we develop and the degree of acceptance among physicians, patients, patient advocacy groups, healthcare payors and the medical community;
●	our expectations regarding competition, potential market size, the size of the patient populations for our product candidates, if approved for commercial use, and market acceptance;
●	our ability to obtain regulatory approval of our product candidates, and any restrictions, limitations and/or warnings in their labels, if approved;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	potential claims relating to our intellectual property and third-party intellectual property;
●	the duration of our intellectual property estate that will provide protection for our product candidates;
●	developments relating to our competitors and our industry;
●	our sales, marketing or distribution capabilities and our ability to commercialize our product candidates, if we obtain regulatory approval;
●	current and future agreements with third parties in connection with conducting clinical trials, as well as the manufacturing of our product candidates;
●	our expectations regarding the ability of our current contract manufacturing partners to produce our product candidates in the quantities and timeframe that we will require;
●	our expectations regarding our future costs of goods;
●	our ability to attract, retain and motivate key personnel and increase the size of our organization;
●	our ability to establish collaborations in lieu of obtaining additional financing;
●	the impact of government laws and regulations;
●	our financial performance; and
●	our expectations regarding the time during which we will be a smaller reporting company under the Exchange Act.

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

Part I – Financial Information

Item 1. Financial Statements

Aprea Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$37,846,363	$14,599,347
Prepaid expenses and other current assets	590,066	961,899
Total current assets	38,436,429	15,561,246
Property and equipment, net	62,443	59,807
Restricted cash	41,826	41,186
Other noncurrent assets	271,162	271,162
Total assets	$38,811,860	$15,933,401
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,261,783	$713,668
Accrued expenses	2,713,158	2,050,690
Total current liabilities	3,974,941	2,764,358
Commitments and contingencies (Note 7)
Series A convertible preferred stock, $0.001 par value, 40,000,000 shares authorized; 31,194 shares issued and outstanding at September 30, 2026 and December 31, 2025	727,361	727,361
Stockholders’ equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 14,191,136 and 8,192,538 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	14,191	8,192
Additional paid-in capital	390,035,043	356,709,645
Accumulated other comprehensive loss	(10,609,034)	(10,634,714)
Accumulated deficit	(345,330,642)	(333,641,441)
Total stockholders’ equity	34,109,558	12,441,682
Total liabilities and stockholders' equity	$38,811,860	$15,933,401

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grant revenue	$—	$1,848	$—	$282,422
Operating expenses:
Research and development	3,340,592	1,638,917	7,413,801	6,034,196
General and administrative	1,832,937	1,480,319	5,222,320	4,838,969
Total operating expenses	5,173,529	3,119,236	12,636,121	10,873,165
Loss from operations	(5,173,529)	(3,117,388)	(12,636,121)	(10,590,743)
Other income (expense):
Interest income	360,702	150,669	854,409	533,422
Other income	—	—	79,000	—
Foreign currency gain (loss)	2,847	(5,691)	13,511	(86,618)
Total other income	363,549	144,978	946,920	446,804
Net loss	$(4,809,980)	$(2,972,410)	$(11,689,201)	$(10,143,939)
Other comprehensive income (loss):
Foreign currency translation	8,583	(1,117)	25,680	(2,155)
Total comprehensive loss	$(4,801,397)	$(2,973,527)	$(11,663,521)	$(10,146,094)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.47)	$(0.29)	$(1.65)
Weighted-average common shares outstanding, basic and diluted	53,680,979	6,372,938	40,759,485	6,151,433

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

					Additional		Accumulated other
	Series A Convertible Preferred Stock		Common Stock		Paid‑in	Subscription	comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	Receivable	loss	deficit	equity
Balance, December 31, 2024	56,227	$1,311,063	5,481,055	$5,481	$350,971,225	$—	$(10,627,379)	$(321,041,872)	$19,307,455
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	22,406	23	55,826	—	—	—	55,849
Vesting of restricted stock units	—	—	9,195	9	(9)	—	—	—	—
Stock‑based compensation	—	—	—	—	118,634	—	—	—	118,634
Foreign currency translation	—	—	—	—	—	—	643	—	643
Net loss	—	—	—	—	—	—	—	(3,932,659)	(3,932,659)
Balance, March 31, 2025	56,227	$1,311,063	5,512,656	$5,513	$351,145,676	$—	$(10,626,736)	$(324,974,531)	$15,549,922
Conversion of preferred stock to common stock	(25,033)	(583,702)	12,516	12	583,690	—	—	—	583,702
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	220,733	221	384,658	—	—	—	384,879
Vesting of restricted stock units	—	—	6,270	6	(6)	—	—	—	—
Stock‑based compensation	—	—	—	—	136,729	—	—	—	136,729
Foreign currency translation	—	—	—	—	—	—	(1,681)	—	(1,681)
Net loss	—	—	—	—	—	—	—	(3,238,870)	(3,238,870)
Balance, June 30, 2025	31,194	$727,361	5,752,175	$5,752	$352,250,747	$—	$(10,628,417)	$(328,213,401)	$13,414,681
Issuance of common stock pursuant to at-the-market stock sales, net	—	—	225,428	225	357,715	—	—	—	357,940
Vesting of restricted stock units	—	—	1,689	2	(2)	—	—	—	—
Stock‑based compensation	—	—	—	—	113,754	—	—	—	113,754
Foreign currency translation	—	—	—	—	—	—	(1,117)	—	(1,117)
Net loss	—	—	—	—	—	—	—	(2,972,410)	(2,972,410)
Balance, September 30, 2025	31,194	$727,361	5,979,292	$5,979	$352,722,214	$—	$(10,629,534)	$(331,185,811)	$10,912,848

Balance, December 31, 2025	31,194	$727,361	8,192,538	$8,192	$356,709,645	$—	$(10,634,714)	$(333,641,441)	$12,441,682
Issuance of common stock and pre-funded warrants, net	—	—	1,877,677	1,878	32,322,655	—	—	—	32,324,533
Issuance of common stock for subscription receivable	—	—	—	—	499,999	(499,999)	—	—	—
Vesting of restricted stock units	—	—	12,560	13	(13)	—	—	—	—
Exercise of pre-funded warrants	—	—	1,900,001	1,900	(1,900)	—	—	—	—
Stock‑based compensation	—	—	—	—	101,068	—	—	—	101,068
Foreign currency translation	—	—	—	—	—	—	9,014	—	9,014
Net loss	—	—	—	—	—	—	—	(3,287,917)	(3,287,917)
Balance, March 31, 2026	31,194	$727,361	11,982,776	$11,983	$389,631,454	$(499,999)	$(10,625,700)	$(336,929,358)	$41,588,380
Issuance costs and receipt of subscription receivable	—	—			(138,090)	499,999	—	—	361,909
Vesting of restricted stock units	—	—	8,360	8	(8)	—	—	—	—
Exercise of pre-funded warrants	—	—	400,000	400	(400)	—	—	—	—
Stock‑based compensation	—	—	—	—	103,193	—	—	—	103,193
Foreign currency translation	—	—	—	—	—	—	8,083	—	8,083
Net loss	—	—	—	—	—	—	—	(3,591,304)	(3,591,304)
Balance, June 30, 2026	31,194	$727,361	12,391,136	$12,391	$389,596,149	$—	$(10,617,617)	$(340,520,662)	$38,470,261
Exercise of pre-funded warrants	—	—	1,300,000	1,300	(800)	—	—	—	500
Exercise of common warrants	—	—	500,000	500	341,000	—	—	—	341,500
Stock‑based compensation	—	—	—	—	98,694	—	—	—	98,694
Foreign currency translation	—	—	—	—	—	—	8,583	—	8,583
Net loss	—	—	—	—	—	—	—	(4,809,980)	(4,809,980)
Balance, September 30, 2026	31,194	$727,361	14,191,136	$14,191	$390,035,043	$—	$(10,609,034)	$(345,330,642)	$34,109,558

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,689,201)	$(10,143,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,079	16,286
Stock‑based compensation	302,955	369,117
Foreign currency (gain) loss	(13,511)	86,618
Changes in operating assets and liabilities:
Prepaid expenses and other current and noncurrent assets	369,461	517,745
Accounts payable	545,060	(715,625)
Accrued expenses	705,215	(63,349)
Net cash used in operating activities	(9,762,942)	(9,933,147)
Cash flows from investing activities:
Purchases of property and equipment	(15,401)	—
Net cash used in investing activities	(15,401)	—
Cash flows from financing activities:
Proceeds from the exercise of warrants	342,000	—
Proceeds from issuance of common stock	35,598,881	834,397
Common stock issuance costs	(2,912,439)	(35,729)
Net cash provided by financing activities	33,028,442	798,668
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,443)	3,406
Change in cash, cash equivalents and restricted cash	23,247,656	(9,131,073)
Cash, cash equivalents and restricted cash—beginning of year	14,640,533	22,890,055
Cash, cash equivalents and restricted cash—end of period	$37,888,189	$13,758,982

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$37,846,363	$13,718,052
Restricted cash	41,826	40,930
Total cash, cash equivalents and restricted cash	$37,888,189	$13,758,982

Non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$4,314	$—
Conversion of Series A convertible preferred stock to common stock	$—	$583,702

See accompanying notes to unaudited condensed consolidated financial statements.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of business and basis of presentation

Nature of business—Aprea Therapeutics, Inc. (the “Company”) is a clinical-stage precision medicine oncology company focused on the discovery and development of targeted therapies for patients with biomarker-defined cancers. The Company began principal operations in 2006 and is headquartered in Doylestown, Pennsylvania. The Company’s lead clinical program is APR-1051, a next-generation oral inhibitor of the WEE1 kinase. The Company also has a clinical-stage product candidate, ATRN-119, a novel oral macrocyclic ATR inhibitor; the Company has closed the ABOYA-119 Phase I study of ATRN-119 as it explores development opportunities for ATRN-119 in potential combination approaches. Both programs are the cornerstones of our pipeline of synthetic lethality-based cancer therapeutics and were internally discovered, developed, and evaluated by our dedicated team of chemists, scientists, and clinicians.

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

Based on its current operating plan, the Company believes that its September 30, 2026 cash balance of approximately $37.8 million will be sufficient to fund the Company’s operating expenses and capital expenditure requirements into the first quarter of 2028.

2. Summary of significant accounting policies

The Company's complete listing of significant accounting policies is described in Note 2 to the Company's audited consolidated financial statements as of December 31, 2025 included in its annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 (the “2025 Form 10-K”).

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the financial information for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

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

Restricted cash— The Company has restricted cash of $41,826 and $41,186 as of September 30, 2026 and December 31, 2025, respectively, that is securing the Company’s credit card program.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Included within weighted average common shares outstanding for the three and nine months ended September 30, 2026 are 39,799,626 common shares issuable upon the exercise of certain warrants, which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive (in common stock equivalent shares):

	Nine Months Ended September 30,
	2026	2025
Convertible preferred stock (as converted)	15,596	15,596
Options to purchase common stock	1,107,804	814,739
Warrants to purchase common stock	48,038,891	2,194,788
Unvested restricted stock units	65,438	31,008
Total shares of common stock equivalents	49,227,729	3,056,131

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

3. Leases

The Company is a party to one operating lease for office and laboratory space. The Company’s finance leases are immaterial both individually and in the aggregate. The Company has elected to apply the short-term lease exception to

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

all leases of one year or less. Rent expense for the three months ended September 30, 2026 and 2025 was $22,214 and $23,378, respectively. Rent expense for the nine months ended September 30, 2026 and 2025 was $69,461 and $69,938, respectively.

The Company has an annual operating lease for office and laboratory space in Doylestown, Pennsylvania which was amended in October 2026 and is currently set to expire on October 31, 2027. Rent expense under this lease is approximately $104,000 annually and the Company has applied the short-term exception to this lease. The Company has no lease obligations beyond October 2027.

4. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2026	2025
Professional fees	$455,975	$248,591
Compensation, severance and benefits	592,528	770,562
Research and development	1,518,991	870,165
Other	145,664	161,372
Total accrued expenses	$2,713,158	$2,050,690

5. Stockholders’ equity

The total number of shares of all classes of capital stock that the Company is authorized to issue is 440,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock

As of September 30, 2026 and December 31, 2025, a total of 31,194 shares of Series A Preferred Stock remained outstanding, which are convertible into 15,596 shares of common stock. In April 2025, a total of 25,033 shares of Series A Preferred stock were converted into 12,516 shares of common stock.

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

Shelf Registration Statement

On November 8, 2024, the Company entered into an At the Market Offering Agreement (the “November 2024 ATM Agreement”) with HCW. On November 8, 2024, the Company filed a prospectus supplement to the 2024 Shelf Registration Statement with the SEC for the sale of up to $3.0 million pursuant to the November 2024 ATM Agreement, as discussed below. Pursuant to the November 2024 ATM Agreement and the prospectus supplement filed in connection therewith, the Company may, from time to time, in its sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of common stock. During the year ended December 31, 2025, the Company issued and sold 1,337,948 shares of common stock under the November 2024 ATM Agreement resulting in net proceeds to the Company of approximately $1.9 million after deducting approximately $76,000 in issuance costs. During the nine months ended September 30, 2026, the Company did not issue and sell shares of common stock under the November 2024 ATM Agreement.

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

registered on Form S-3 the resale of the March 2026 Pre-Funded Shares and the shares underlying the March 2026 Warrants.

The Company evaluated the terms of the warrants issued in the December 2025, January 2026 and March 2026 Private Placements and determined that they should be classified as equity instruments within additional paid-in capital. As of September 30, 2026 and December 31, 2025, none of the March 2024 Tranche A Warrants or March 2024 Tranche B Warrants had been exercised. During 2025, 91,206 warrants to purchase March 2024 Pre-Funded Shares were exercised for proceeds of $91 and 1,198,700 December 2025 Pre-Funded Warrants to purchase December 2025 Pre-Funded Shares were exercised for no proceeds since the exercise price was previously paid at closing. During the three months ended September 30, 2026, 800,000 January 2026 Pre-Funded Warrants to purchase January 2026 Pre-Funded Shares were exercised for no proceeds since the exercise price was previously paid at closing, 500,000 March 2026 Pre-Funded Warrants to purchase March 2026 Pre-Funded Shares were exercised for proceeds of $500 and 500,000 March 2026 Warrants to purchase 500,000 shares of the Company’s common stock were exercised for proceeds of $0.3 million. During the nine months ended September 30, 2026, 1,376,405 December 2025 Pre-Funded Warrants to purchase December 2025 Pre-Funded Shares, 1,723,596 January 2026 Pre-Funded Warrants to purchase January 2026 Pre-Funded Shares were exercised for no proceeds since the exercise price was previously paid at closing, 500,000 March 2026 Pre-Funded Warrants to purchase March 2026 Pre-Funded Shares were exercised for proceeds of $500 and 500,000 March 2026 Warrants to purchase 500,000 shares of the Company’s common stock were exercised for proceeds of $0.3 million.

A summary of warrants outstanding as of September 30, 2026 is as follows:

		Exercise
	Number of	price per	Expiration
Description	warrants	share	date
March 2024 Tranche A Warrants	1,097,394	$7.2900	3/11/2027
March 2024 Tranche B Warrants	1,097,394	$9.1125	3/11/2029
March 2024 Pre-Funded Warrants	415,870	$0.0010	n/a
December 2025 Pre-Funded Warrants	21,459	$0.0010	n/a
December 2025 Warrants	2,880,533	$1.0400	12/10/2030
January 2026 Pre-Funded Warrants	2,687,584	$0.0010	n/a
January 2026 Warrants	6,288,857	$0.7650	1/30/2028
March 2026 Pre-Funded Warrants	36,674,713	$0.0010	n/a
March 2026 Warrants	36,674,713	$0.6830	12/31/2029
Total	87,838,517

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $0.1 million for each of the three months ended September 30, 2026 and 2025. The Company recorded stock-based compensation expense of $0.3 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

6. Income Taxes

The Company has no income tax expense due to operating losses incurred for the three and nine months ended September 30, 2026 and 2025. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period.

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

Aprea Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2026 and December 31, 2025, the Company had approximately $0.1 million of liabilities related to uncertain tax positions. As the Company’s uncertain tax positions can be offset by available net operating losses, the Company did not recognize interest and penalties for 2026 and 2025.

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

7. Commitments and contingencies

From time to time, the Company may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2026 or the year ended December 31, 2025, and, to its knowledge, no material legal proceedings are currently pending or threatened. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2026 and December 31, 2025, the Company has not recorded a provision for any contingent losses.

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

We are targeting WEE1, a kinase that is a key regulator of multiple phases of the cell cycle. Our lead WEE1 inhibitor product candidate is APR-1051. In March 2024, our IND for APR-1051 (IND 169359) went into effect and in the second quarter of 2024 we enrolled the first patient into ACESOT-1051, our Phase 1 dose escalation study. Preliminary results provide early clinical proof-of-concept of APR-1051. On January 29, 2026, we announced the first unconfirmed partial response (uPR) observed in a patient enrolled in the ongoing Phase 1 ACESOT-1051 dose-escalation study: a patient with PPP2R1A-mutated uterine serous carcinoma, a form of endometrial cancer, treated at the 150 mg dose level of APR-1051. At the protocol-defined 8-week first imaging assessment, the patient achieved a 50% reduction in target lesion size per RECIST v1.1 criteria, along with a marked reduction in cancer antigen 125 (CA-125) levels, from 732 to 70 U/mL. CA-125 is a well-recognized tumor marker in endometrial cancer. On February 18, 2026, we announced a second uPR observed in a patient with PPP2R1A-mutated endometrial cancer, treated at the 220 mg dose level. At the first imaging assessment the patient achieved a 50% reduction in target lesion size, along with a marked decline in CA-125 from 362 at baseline to 47 U/mL, further supporting the anti-tumor activity of APR-1051. This response was subsequently confirmed at the second image assessment, with an additional 9.5% reduction in target lesion size, and a reduction in CA-125 to 40.2U/ml (from 362 U/mL at baseline). As of May 6, 2026, we observed 6 patients with stable disease in the ongoing Phase 1 ACESOT-1051 dose escalation study. We expect to report the next clinical data update from ACESOT-1051 at the 38th EORTC-NCI-AACR Symposium in November 2026. Enrollment is accelerating ahead of this anticipated clinical catalyst, with the number of active clinical sites expanding from three to nine. We expect enrollment to reach 6 to 10 patients per month during the fourth quarter of 2026, potentially increasing the pace of clinical data generation. Our plan is to expand enrollment in ACESOT-1051 to include at least 50 patients with either uterine serous carcinoma (USC) or cyclin E-overexpressing, platinum-resistant ovarian cancer (PROC). This strategy is designed to sharpen the clinical development path for APR-1051 and provide further insight into biomarker-defined patient populations most likely to benefit from WEE1 inhibition. Completion of dose escalation and backfill expansion enrollment is anticipated in the second quarter of 2027. The revised timeline reflects our decision to expand enrollment to include at least 50 patients with USC or cyclin E-overexpressing PROC and the activation of additional clinical sites, and we expect it to increase research and development expenses for APR-1051 relative to our prior plans.

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

In addition, we have an early-stage program, APR-1602, focused on developing macrocyclic DYRK1A/B inhibitors. We are targeting lead identification in the second quarter of 2027, subject to the availability of resources.

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

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025	Change
Grant revenue	$—	$1,848	$(1,848)
Operating expenses:
Research and development	3,340,592	1,638,917	1,701,675
General and administrative	1,832,937	1,480,319	352,618
Total operating expenses	5,173,529	3,119,236	2,054,293
Loss from operations	(5,173,529)	(3,117,388)	(2,056,141)
Other income:
Interest income	360,702	150,669	210,033
Foreign currency gain (loss)	2,847	(5,691)	8,538
Total other income	363,549	144,978	218,571
Net loss	$(4,809,980)	$(2,972,410)	$(1,837,570)

Grant revenue

Grant revenue primarily from the National Cancer Institute of the National Institutes of Health (“NIH”) for the three months ended September 30, 2025 was $1,848. No grant revenue was recognized for the three months ended September 30, 2026, as the grants from NIH have been exhausted.

Research and development expenses

	Three Months Ended September 30,
	2026	2025	Change
APR-1051	$2,626,771	$505,302	$2,121,469
ATRN-119	302,325	759,528	(457,203)
APR-246	22,420	5,556	16,864
Other early-stage development programs	43,083	169	42,914
Unallocated research and development expenses	345,993	368,362	(22,369)
Total research and development expenses	$3,340,592	$1,638,917	$1,701,675

Research and development expenses for the three months ended September 30, 2026 were approximately $3.3 million, compared to approximately $1.6 million for the three months ended September 30, 2025. The overall increase of $1.7 million was primarily due to the following:

●	an increase of $2.1 million related to ACESOT-1051, our Phase 1 dose-escalation study for APR-1051, our small molecule WEE1 inhibitor; and
●	a decrease of $0.5 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, which has been closed.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2026 were approximately $1.8 million, compared to approximately $1.5 million for the three months ended September 30, 2025. The overall increase of $0.3 million was primarily due to an increase in professional fees and consulting expenses.

Other income

Foreign currency gain for the three months ended September 30, 2026 was $2,847 compared to a foreign currency loss of $5,691 for the three months ended September 30, 2025. The change in the foreign currency gain (loss) of $8,538 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Interest income for the three months ended September 30, 2026 and 2025 primarily consisted of interest income on our cash and cash equivalents.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025	Change
Grant revenue	$—	$282,422	$(282,422)
Operating expenses:
Research and development	7,413,801	6,034,196	1,379,605
General and administrative	5,222,320	4,838,969	383,351
Total operating expenses	12,636,121	10,873,165	1,762,956
Loss from operations	(12,636,121)	(10,590,743)	(2,045,378)
Other income:
Interest income	854,409	533,422	320,987
Other income	79,000	—	79,000
Foreign currency gain (loss)	13,511	(86,618)	100,129
Total other income	946,920	446,804	500,116
Net loss	$(11,689,201)	$(10,143,939)	$(1,545,262)

Grant revenue

Grant revenue primarily from the NIH the nine months ended September 30, 2025 was $0.3 million. No grant revenue was recognized for the nine months ended September 30, 2026. The decrease in grant revenue of $0.3 million is due to recognizing less grant revenue from the NIH as these grants have been exhausted.

Research and development expenses

	Nine Months Ended September 30,
	2026	2025	Change
APR-1051	$5,037,783	$2,041,396	$2,996,387
ATRN-119	1,183,129	2,767,833	(1,584,704)
APR-246	94,821	(843)	95,664
Other early-stage development programs	72,280	119,304	(47,024)
Unallocated research and development expenses	1,025,788	1,106,506	(80,718)
Total research and development expenses	$7,413,801	$6,034,196	$1,379,605

Research and development expenses for the nine months ended September 30, 2026 were approximately $7.4 million, compared to approximately $6.0 million for the nine months ended September 30, 2025. The overall increase of $1.4 million was primarily due to the following:

●	an increase of $3.0 million related to ACESOT-1051, our Phase 1 dose-escalation study for APR-1051, our small molecule WEE1 inhibitor; and
●	a decrease of $1.6 million related to the ABOYA-119 clinical trial to evaluate ATRN-119, which has been closed.
●	an increase of $0.1 million related to APR-246 (eprenetapopt), consisting of patent maintenance, regulatory and program close-out costs rather than costs of ongoing clinical trials.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2026 were approximately $5.2 million, compared to approximately $4.8 million for the nine months ended September 30, 2025. The overall increase of $0.4 million was primarily due to an increase in professional fees and consulting expenses.

Other income

Foreign currency gain for the nine months ended September 30, 2026 was $13,511 compared to a foreign currency loss of $86,618 for the nine months ended September 30, 2025. The change in the foreign currency gain (loss) of $100,129 was primarily due to a strengthening of the U.S. dollar against the Swedish Krona during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Other income was $79,000 for the nine months ended September 30, 2026 and was related to the monetization of a portion of the Company’s state net operating loss carryforwards. Interest income for the nine months ended September 30, 2026 and 2025 primarily consisted of interest income on our cash and cash equivalents.

Liquidity and capital resources

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. Since 2019, our primary sources of funds have been the sales of our common stock and pre-funded and common stock purchase warrants in public offerings and private placements. As of September 30, 2026, we had cash and cash equivalents of $37.8 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2028.

On January 23, 2026, we received a deficiency letter from Nasdaq stating that the closing bid price of our common stock had been below the $1.00 minimum required by Nasdaq Listing Rule 5550(a)(2) for the preceding 30 consecutive business days, and on July 23, 2026 we were notified that we are eligible for an additional 180 calendar day compliance period, until January 19, 2027, to regain compliance. In addition, in July 2026 Nasdaq approved a new rule requiring listed companies to maintain a minimum market value of listed securities of $5 million. If we do not regain and maintain compliance with these requirements, our common stock would be subject to delisting, which would adversely affect our ability to raise additional capital through public or private sales of equity securities, could cause us to lose eligibility to register the offer and resale of our shares on Form S-3, and would negatively affect the liquidity and market price of our common stock. Our access to the capital markets is also limited by General Instruction I.B.6 of Form S-3 at any time the market value of our common stock held by non-affiliates is below $75 million. See Part II, Item 1A, “Risk Factors.”

Our net losses were $11.7 million and $10.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $345.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities, patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years.

On November 8, 2024, we entered into an At the Market Offering Agreement, or the 2024 ATM Agreement, with H.C. Wainright & Co., LLC, or HCW. Pursuant to the 2024 ATM Agreement and the prospectus supplement filed in connection therewith, we may, from time to time, in our sole discretion, issue and sell through HCW, acting as sales agent and/or principal, up to $3.0 million of shares of our common stock. During the nine months ended September 30, 2026, we did not issue and sell any shares of common stock under the 2024 ATM Agreement. During the year ended December 31, 2025, we issued and sold 1,337,948 shares of common stock under the 2024 ATM Agreement resulting in net proceeds of approximately $1.9 million.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(9,762,942)	$(9,933,147)
Investing activities	(15,401)	—
Financing activities	33,028,442	798,668
Effect of exchange rate changes	(2,443)	3,406
Change in cash and cash equivalents	$23,247,656	$(9,131,073)

Operating activities.

Cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $9.8 million for the nine months ended September 30, 2026 compared to $9.9 million for the nine months ended September 30, 2025. The decrease in cash used in operating activities of $0.1 million was primarily attributable to a change in operating assets and liabilities of $1.9 million, partially offset by an increase in our net loss of $1.5 million and a decrease in non-cash items of $0.2 million.

Investing activities.

Cash used in investing activities for the nine months ended September 30, 2026 of $15,401 was for the purchase of property and equipment. No cash was used in or provided by investing activities for the nine months ended September 30, 2025.

Financing activities.

Net cash provided by financing activities was $33.0 million for the nine months ended September 30, 2026. Cash provided by financing activities for the nine months ended September 30, 2026 was attributable to the net proceeds of approximately $32.7 million, after deducting approximately $2.9 million in issuance costs, received from sales of common stock and pre-funded warrants in the January 2026 and March 2026 Private Placements and the exercise of 500,000 March 2026 Warrants to purchase 500,000 shares of the Company’s common stock for proceeds of $0.3 million.

Net cash provided by financing activities of $0.8 million for the nine months ended September 30, 2025 was attributable to the net proceeds of $0.8 million, after deducting approximately $36,000 in issuance costs, received from sales of common stock under the 2024 ATM Agreement.

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

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice of 30 days and, as a result, are not included as contractual obligations. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.

Our only lease, for office and laboratory space in Doylestown, Pennsylvania, expires on October 31, 2027, and we have no lease obligations beyond that date. We are evaluating renewal and alternative facility arrangements, and any renewal or relocation could increase our facility-related cash requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related changes in interest rates. As of September 30, 2026, our cash equivalents consisted of bank deposits and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, historical fluctuations in interest income have not been significant for us.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and pricing of contracts. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2026.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings. See Note 7, “Commitments and contingencies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Risks related to our financial position and the need for additional capital

●	We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
●	If we fail to maintain compliance with the minimum listing requirements, our common stock will be subject to delisting and our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability. We have never generated commercial revenues and may never be profitable.
●	We will need substantial additional funding, which may not be available to us on acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce and/or eliminate our research and drug development programs or future commercialization efforts.
●	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks related to the discovery, development and commercialization of our product candidates

●	We are substantially dependent on the success of APR-1051. Our clinical trial of APR-1051 may not be successful. If we are unable to obtain approval for and commercialize APR-1051 or experience significant delays in doing so, our business will be materially harmed.
●	We are in the early stages of testing APR-1051. The results of preclinical studies and early-stage clinical trials may not be predictive of future results in later studies or trials. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage clinical trials.
●	We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
●	We have limited experience as a company conducting clinical trials and may be unable to complete clinical trials for any product candidates we may develop.
●	We may find it difficult to enroll patients in our clinical trials. If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or unacceptable side effects are identified during the development of our product candidates or we observe limited efficacy of our product candidates, we may need to abandon or limit the development of one or more of our product candidates.
●	The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

Risks related to our dependence on third parties

●	We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical studies, and those third parties may not perform satisfactorily, including failing to conduct their operations in compliance with regulatory requirements or to meet deadlines for the completion of such trials, research and studies.
●	We are dependent on a single third-party manufacturer for the active pharmaceutical ingredient for our product candidates, which we currently procure from a supplier in China, and changes in U.S. trade policy, including the imposition of tariffs, could disrupt our supply chain and increase our costs.

Risks related to our intellectual property

●	If we are unable to obtain and maintain intellectual property protection for our product candidates or for our technology, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
●	Issued patents covering our product candidates and other technologies could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
●	We may be subject to other claims challenging the inventorship of our patents and other intellectual property.

Risks related to regulatory and marketing approval and other legal compliance matters

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaborators, from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any future collaborators, will obtain marketing approval to commercialize a product candidate.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.
●	The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate commercial revenue.
●	Recently enacted and future legislation, and any change in existing government regulations and policies, may increase the difficulty and cost for us and our future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

Risks related to our common stock

●	Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval.
●	Our certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.
●	We are required to meet the Nasdaq Stock Market, or Nasdaq, continued listing requirements and other Nasdaq rules, and if we fail to meet such rules and requirements, we may be subject to delisting.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses in each year since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.*

Since our inception, we have incurred significant losses on an aggregate basis. Our net loss was $11.7 million for the nine months ended September 30, 2026, and $12.6 million and $13.0 million for the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $345.3 million and $333.6 million as of September 30, 2026 and December 31, 2025, respectively. We have not generated any commercial revenue to date from sales of any drugs and have financed our operations principally through private placements and the net proceeds received from the initial public offering (IPO) of our common stock. We have devoted substantially all of our efforts to research and development. We expect that it will be several years, if ever, before we have any product candidates ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents as of September 30, 2026 will be sufficient to meet our currently projected operating expenses and capital expenditure requirements into the first quarter of 2028. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

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

Further, the U.S. administration and changes in the composition of Congress may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the pharmaceutical industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.*

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. The bank failures in 2023, including the closures of Silicon Valley Bank and Signature Bank, demonstrated that depositors may lose access to deposits and borrowers may lose access to undrawn amounts under credit arrangements when a financial institution is placed into receivership by the Federal Deposit Insurance Corporation. Our cash and cash equivalents are held at a limited number of financial institutions and amounts on deposit may exceed federally insured limits. If any such institution, or any of our counterparties under any such instruments, were to fail or be placed into receivership, we may be unable to access our funds on a timely basis or at all. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

Because of this lack of experience, any future clinical trials we may conduct may not be completed on time, if at all. Large-scale trials require significant financial and management resources, monitoring and oversight, and may require reliance on third-party clinical investigators, consultants or contract research organizations, or CROs. Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control. Failure to commence or complete, or delays in, clinical trials could prevent us from or delay us in commercializing our product candidates.

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

Our use of artificial intelligence and machine learning technologies, and our third-party vendors’ use of such technologies, exposes us to legal, regulatory, intellectual property and operational risks.*

We and our third-party service providers use, and may increasingly use, artificial intelligence and machine learning technologies in our research, drug discovery, clinical development and business operations. These technologies present a number of risks. Outputs may be inaccurate, incomplete or biased, and reliance on such outputs could lead to flawed research conclusions, errors in regulatory submissions or operational decisions that delay our programs. Inputting our confidential information, trade secrets or clinical data into these tools, or the use of such tools by our vendors, could compromise the confidentiality of that information or prejudice our ability to obtain patent protection, including where the inventorship or patentability of artificial intelligence-assisted inventions is uncertain under applicable law and guidance. The legal and regulatory framework governing artificial intelligence is evolving rapidly in the United States, the European Union and other jurisdictions, and compliance with new requirements may increase our costs or restrict our use of these technologies. In addition, the use of these technologies may subject us to claims of intellectual property infringement or misappropriation, to privacy and data protection claims, or to reputational harm. Any of the foregoing could adversely affect our business, financial condition, results of operations and prospects.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any drugs that we may develop. Our insurance policies may be inadequate and may potentially expose us to unrecoverable risk.*

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any drugs that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold clinical trial liability insurance coverage for up to $10.0 million, but that coverage may not be adequate to cover any and all liabilities that we may incur. We would need to increase our insurance coverage when we begin the commercialization of our product candidates, if ever. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We are currently dependent on a single third-party manufacturer for the manufacture of the active pharmaceutical ingredient for our product candidates. This reliance on a single third party increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.*

In order to market and sell our product candidates in the EU and many other jurisdictions, we, and any collaborators we may have in the future, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. We, and any collaborators we may have in the future, may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

The United Kingdom’s withdrawal from the EU, and the resulting regulatory divergence between the United Kingdom and the EU, may impose additional regulatory burdens on the approval, importation distribution of pharmaceutical products in those jurisdictions, which could affect any future operations we may have in Europe and increase the cost and complexity of obtaining marketing approvals there.

We, or any future collaborators, may not be able to obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the European Commission from approving competing products.*

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. If a disease or condition is common or non-rare, it still may give rise to orphan designation. The use of the drug may be established in a subset of the common or non-rare disease or condition by demonstrating that, based on a characteristic or feature of the drug such as mechanism of action, toxicity profile, or prior clinical experience, the drug will be limited to use in the subset of question. The explanation for the orphan subset must make it clear that use of the drug would be inappropriate in the disease or condition outside of the subset.

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

In the United States, the pharmaceutical industry has been a particular focus of efforts to reform the healthcare system and has been significantly affected by major legislative initiatives, including the PPACA, which contains provisions that may potentially affect the profitability of our products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs, and expansion of the entities eligible for discounts under the 340B pricing program. The framework of the PPACA continues to evolve as a result of executive, legislative, regulatory and administrative developments that have challenged the law and contribute to legal uncertainty that could affect the profitability of our products. See “Business—Government Regulation—U.S. Healthcare Reform” in Part I, Item 1, of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

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

Although we do not currently have any products on the market, we are subject to a variety of regulatory requirements, including healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments and the foreign governments of the countries in which we conduct our business. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid, or other government or commercial third-party payors, our relationships with healthcare providers, physicians and third-party payors will subject us to healthcare statutory and regulatory requirements and enforcement by the U.S. federal government and the states and foreign governments in which we conduct our business. Our future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. See “Business—Government Regulation—Healthcare Law and Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2025 for more detail.

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

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.*

In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data centers and cloud-based data centers. We utilize external security and infrastructure vendors to manage our information technology systems and data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access or disruptions to our IT systems, inappropriate use or disclosure of protected information, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data.

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

Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Moreover, privacy and cybersecurity laws and regulations are evolving, and may continue to add additional compliance costs and legal risks. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (together, the “CCPA”), requires companies doing business in California to disclose information regarding the collection, use and sharing of a consumer’s personal data, to honor qualified privacy rights requests, including rights to request deletion of personal information and to opt out of the sale or sharing of personal information, and to comply with additional obligations with respect to sensitive personal information and higher risk processing activities. While the CCPA includes certain exemptions for data protected by HIPAA or processed in certain research contexts, it covers a wide range of data we may process in other contexts. The CCPA permits the imposition of civil penalties, provides a private right of action for consumers in certain circumstances where consumer data is subject to a breach, and is enforced by the California Privacy Protection Agency and California Attorney General whose regulations and enforcement priorities continue to evolve. Many other states have since enacted comprehensive privacy legislation that is similar to, but not consistent with, the CCPA, and comprehensive privacy legislation continues to be considered at the federal level. Compliance with these laws requires additional resources and the laws may impose potentially conflicting requirements that would make compliance challenging.

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

We are subject to the EU GDPR, which applies extra-territorially and implements stringent operational requirements on controllers (e.g., sponsors) and processors (e.g., CROs, laboratories) of personal data. For controllers this includes, for example, high standards for obtaining valid consent from individuals to process their personal data (where consent is the legal ground relied upon), the requirements to provide detailed disclosures to individuals, short timelines for personal data breach notifications to data protection authorities and data subjects, limitations on retention of personal data, additional considerations where processing health data and other “special categories of personal data” and specific obligations where third-party processors are engaged. The EU GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have “adequate” data privacy laws by the European Commission or a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield. In July 2023 the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework, which remains subject to legal challenge. The CJEU also imposed further restrictions on use of standard contractual clauses (SCCs) (i.e., an EU-style data transfer agreement) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The current versions of the SCCs require additional compliance and implementation efforts, and the CJEU’s findings continue to have significant implications for cross-border data flows.

Further, the EU GDPR provides that EU Member States may establish their own laws and regulations further restricting the processing of genetic data, biometric data, health data and other personal data, which could limit our ability to use and share such personal data or could cause our costs to increase. The EU GDPR imposes onerous accountability obligations requiring controllers and processors to maintain a record of their data processing activities and policies and procedures to demonstrate compliance with the EU GDPR. The EU GDPR also grants certain privacy rights to individuals (e.g., the right to access or erase their personal data). While we have established some data protection policies and have a maturing compliance program, additional resources will be needed to fully comply with the EU GDPR, including for evolving regulatory guidance. If our or our vendors’ or service providers’ privacy or data security measures fail to comply with the EU GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to stop or change the way we use personal data and/or fines of up to 20 million Euros or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims for financial or non-financial loss by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices.

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

We are exposed to the risk that our employees and contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies, manufacturing standards, federal and state healthcare fraud and abuse and health regulatory laws and other similar foreign fraudulent misconduct laws, or laws that require the true, complete and accurate reporting of financial information or data. Misconduct by these parties may also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter third-

party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

For U.S. federal income tax purposes, an ownership change will generally occur when the percentage of our stock (by value) owned by one or more “5 percent shareholders” (as defined in the U.S. Internal Revenue Code of 1986, as amended) has increased by more than 50% over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). We anticipate that we will incur losses in the United States in the foreseeable future related to our research and development activities. Due to potential ownership changes under Section 382 of the Code, we may be limited in our ability to realize a tax benefit from the use of our deferred tax assets, whether or not we attain profitability in future years. We believe our September 2019 corporate reorganization likely resulted in an ownership change under Section 382 of the Code, and, accordingly, our net operating losses and other deferred tax assets are subject to limitations.

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

Changes in U.S. federal income tax law and other jurisdictions could materially adversely affect an investment in our common shares.*

It is possible that tax laws in the United States and other jurisdictions will be changed. It remains difficult to predict whether or when there will be any tax law changes or further guidance by the authorities in the U.S. or elsewhere in the world that will have a material adverse effect on our business. In addition, many jurisdictions, including member states of the European Union and Sweden, have enacted or are implementing the global minimum tax rules developed under the OECD/G20 Inclusive Framework, commonly referred to as Pillar Two. While we do not currently expect these rules to have a material effect on us in light of our current level of revenues and losses, changes in our operations, or in the interpretation or application of these rules, could increase our tax compliance costs or our effective tax rate.

Risks related to our common stock

Our executive officers, directors and principal stockholders may have substantial influence over matters submitted to stockholders for approval. This may prevent new investors from influencing significant corporate decisions.*

As of September 30, 2026, our executive officers and directors and our stockholders which own more than 5% of our outstanding common stock beneficially owned shares representing approximately 17.3% of our common stock. As a result, if these stockholders were to choose to act together, they may have substantial influence over matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company, or other significant corporate decisions, on terms that other stockholders may desire.

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

The exercise of our outstanding warrants and pre-funded warrants would result in substantial dilution to our stockholders, and the resale of the underlying shares could adversely affect the market price of our common stock.*

As of September 30, 2026, we had outstanding warrants and pre-funded warrants to purchase an aggregate of 87,838,517 shares of our common stock, including pre-funded warrants to purchase 39,799,626 shares that are exercisable at any time for nominal consideration, compared to 14,191,136 shares of common stock outstanding. We have registered the resale of the shares underlying the warrants issued in our December 2025, January 2026 and March 2026 private placements. The exercise of these warrants, and the sale of the underlying shares in the public market, or the perception that such exercises or sales may occur, would substantially dilute our existing stockholders and could depress the market price of our common stock and impair our ability to raise capital. In addition, beneficial ownership limitations in the warrants may allow holders to exercise and sell in successive tranches, which may create continuous selling pressure on our common stock.

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

The continued listing standards of Nasdaq applicable to the Nasdaq Capital Market require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if the listed company does not regain compliance within a 180-day grace period, it may be subject to delisting. In order to regain compliance, the bid price of the listed company’s common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days within a 180-day grace period. In addition, in July 2026 Nasdaq approved a new rule requiring listed companies to maintain a minimum market value of listed securities (MVLS) of $5 million. If our MVLS falls below this threshold for 30 consecutive business days, we may be subject to delisting proceedings. On January 23, 2026, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that, pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we would be afforded 180 calendar days to regain compliance with the bid price requirement. On July 23, 2026, we received a notification letter from Nasdaq informing us that we are eligible for an additional 180 calendar day period, or until January 19, 2027 to regain compliance with the minimum bid price requirement. There can be no assurance that we will regain compliance with the minimum bid price requirement (or, if we do so, that we will maintain compliance with the minimum bid price requirement or any other Nasdaq listing standards).

If we fail to regain compliance with the minimum bid price requirement, the MVLS requirement or other Nasdaq listing standards, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Delisting could also cause us to pursue eligibility for trading of securities on other markets or exchanges, including the OTC BB or QB markets, or on the OTC “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of our securities. There can be no assurance that our securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the OTC markets or the pink sheets. Delisting from Nasdaq would also result in negative publicity, make it more difficult for us to raise additional capital, cause us to lose eligibility to register the sale or resale of our shares on Form S-3 and the automatic exemption from registration under state securities laws for exchange-listed securities, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities

We had no sales of unregistered equity securities during the three and nine months ended September 30, 2026, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Repurchases of equity securities by the issuer

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Index

Exhibit
Number	Description of Document

31.1+	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Date: November 4, 2026	Aprea Therapeutics, Inc.

	By:	/s/ Oren Gilad
Oren Gilad, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026

	By:	/s/ John P. Hamill
John P. Hamill
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)